Form 10-Q
period 2010-09-30
OverNear, Inc.
filed 2011-08-05
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54119

OverNear, Inc.

(Exact name of registrant as specified in it charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Blvd., Suite 900
Beverly Hills, California 90212

(Address of principal executive offices) (Zip Code)

(310) 744-6060
 (Registrant's telephone number, including area code)

Awesome Living, Inc.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes       ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).   ☐  Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

35,307,462 shares of the issuer’s common stock are issued and outstanding as of August 4, 2011.

OVERNEAR, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements start on the following page, beginning with page F-1.

OVERNEAR, INC.

CONDENSED BALANCE SHEETS

	OverNear, Inc.	uKarma Corporation (Predecessor)
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$18,823	$85
Due from stockholder	3,250	46,172
Merger and acquisition receivable	-	100,000
Prepaid expenses	57,476	67,380
Inventory	18,108	18,476
Total Current Assets	97,657	232,113

Property and equipment, net	14,409	18,242
Production costs, net of accumulated amortization of $428,727 and $335,864
at September 30, 2010 and December 31, 2009, respectively	190,358	283,221

TOTAL ASSETS	$302,424	$533,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$244,428	$318,396
Accrued expenses	220,622	176,546
Notes payable to unrelated parties, including accrued interest of $682 and $319
at September 30, 2010 and December 31, 2009, respectively	8,682	10,819
Total Current Liabilities	473,732	505,761

Stockholders' (Deficit) Equity
Common stock, $0.001 par value; 150,000,000 and 100,000,000
shares authorized; 21,258,896 and 52,794,482 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	21,259	52,795
Preferred stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized, none issued
at September 30, 2010 and December 31, 2009, respectively	-	-
Paid-in capital	122,761	7,807,670
Accumulated deficit	(315,328)	(7,832,650)
Total Stockholders' (Deficit) Equity	(171,308)	27,815

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$302,424	$533,576

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS

			OverNear, Inc.
		uKarma Corporation	and	uKarma Corporation
	OverNear, Inc	(Predecessor)	uKarma Corporation	(Predecessor)
	Inception
	(July 22, 2010)	Three Months	Nine Months	Nine Months
	through	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$-	$2,796	$784	$20,619
Cost of Sale	-	82	367	1,226
Gross Profit	-	2,714	417	19,393
Selling, General and Administrative Expenses	313,536	751,631	740,597	1,505,698
Operating Loss	(313,536)	(748,917)	(740,180)	(1,486,305)
Interest Expense	(1,792)	(4,605)	(9,120)	(19,172)
Net Loss before Income Taxes	(315,328)	(753,522)	(749,300)	(1,505,477)
Provision for Income Taxes	-	-	(800)	(800)
Net Loss	$(315,328)	$(753,522)	$(750,100)	$(1,506,277)
Loss Per Share-Basic and Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.04)
Weighted Average Number of Shares	14,056,973	52,475,461	14,056,973	40,662,031

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

uKarma Corporation (Predecessor)
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	-	$-	29,768,292	$29,768	$6,548,088	$(6,089,201)	$488,655
Sales of common stock	-	-	1,288,266	1,288	137,712	-	139,000
Issuance of common stock for services	-	-	3,639,653	3,640	301,151	-	304,791
Issuance of stock options	-	-	-	-	195,352	-	195,352
Insurance of common stock for loan fees	-	-	750,000	750	20,750	-	21,500
Conversion of loans and compensation to common
stock	-	-	17,348,271	17,349	329,617	-	346,966
Pending merger cash proceeds	-	-	-	-	275,000	-	275,000
Net Loss for the year ended December 31, 2009	-	-	-	-	-	(1,743,449)	(1,743,449)
Balance at December 31, 2009	-	$-	52,794,482	$52,795	$7,807,670	$(7,832,650)	$27,815

OverNear, Inc. (Unaudited)
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at July 22, 2010	-	$-	-	$-	$-	$-	$-
Issuance common stock to Predecessor entity	-	-	10,558,896	10,559	-	-	10,559
Excess of liabilities assumed over assets transferred from Predecessor entity	-	-	-	-	(169,194)	-	(169,194)
Additional capital contributed	-	-	-	-	12,500	-	12,500
Stock based compensation	-	-	-	-	22,655	-	22,655
Issuance of common stock for services	-	-	10,700,000	10,700	256,800	-	267,500
Net Loss for the period from inception
(July 22, 2010) through September 30, 2010	-	-	-	-	-	(315,328)	(315,328)
Balance at September 30, 2010	-	$-	21,258,896	$21,259	$122,761	$(315,328)	$(171,308)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	OverNear, Inc.	uKarma Corporation (Predecessor)
	Inception
	(7/22/2010)	For nine months
	through	ended
	September 30, 2010	September 30, 2009
Cash Flow from Operating Activities:
Net loss	$(315,328)	$(1,506,277)
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	722	3,775
Amortization of production costs	17,496	92,863
Abandonment of leasehold improvements	-	492,119
Issuance of stock for loan fee	-	21,500
Issuance of stock for services	130,000	304,791
Stock based compensation	22,655	147,405
(Increase) Decrease in assets net of effects of acquisition of assets from Predecessor entity:
Trade accounts receivable	-	309
Payroll tax refund receivable	-	7,159
Prepaid expenses	9,844	3,483
Inventory	-	3,852
Deposit	-	28,380
Increase (Decrease) in liabilities net of effects of acquisition of liabilities from Predecessor entity:
Accounts payable	87,555	108,424
Accrued expenses	25,153	196,767
Refundable good faith deposit	-	75,000
Net Cash Used in Operating Activities	(21,903)	(20,450)
Cash Flow from Investing Activities:
Due from stockholder	(3,250)	5,626
Purchase of property and equipment	-	(123,900)
Cash acquired from Predecessor entity	6,476	-
Net Cash Provided by (Used in) Investing Activities	3,226	(118,274)
Cash Flow from Financing Activities:
Proceeds from notes payable	-	30,854
Repayments to notes payable	-	(30,499)
Proceeds from sale of stock	-	139,000
Proceeds from pending mergers	25,000	-
Additional capital contributed	12,500	-
Net Cash Provided by Financing Activities	37,500	139,355
Net Increase in Cash	18,823	631
Cash Balance at Beginning of Period	-	1,781
Cash Balance at End of Period	$18,823	$2,412
Supplemental Disclosures:
Interest Paid	$1,671	$44,473
Taxes Paid		$800

(continued)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

Non cash investing and financing activities:

On August 9, 2010, OverNear, Inc. acquired all of the assets and liabilities of uKarma Corporation, the predecessor entity. The acquired assets and liabilities, and purchase consideration paid were as follows:

Assets and liabilities acquired:
Cash	$6,476
Prepayment and other assets	92,320
Inventory	18,108
Property and equipment, net	15,131
Production costs, net	207,854
Accounts payable and accrued expenses	(489,963)
Notes payable	(8,561)
$(158,635)
Purchase consideration:
Common stock issued by OverNear, Inc.	$10,559
Excess of liabilities assumed over assets acquired
charged to paid-in capital	(169,194)
$(158,635)

During the period from inception (July 22, 2010) through September 30, 2010, OverNear, Inc. issued 5,500,000 shares of its common stock to its CEO in lieu of accrued compensation in the amount of $137,500.

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

OverNear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc.  On June 17, 2011, the name of the corporation was amended to be OverNear, Inc.  The Company’s headquarter is located in the State of California.

The Company plans to develop and market a location-based messaging platform and mobile application to connect people to people and merchants to shoppers.

The Company’s predecessor business developed and marketed a proprietary branded fitness DVD series that targets the rapidly growing market of individuals who seek to enrich their physical, spiritual, and mental wellness. Through infomercials and other marketing initiatives, the predecessor launched its products. The Company plans to monetize the fitness DVD series assets by either selling the intellectual property and associated products, licensing the intellectual property and products, or entering into a joint venture with a company that will incur all marketing and related costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: On August 9, 2010, the Company entered into a Contribution Agreement (“the Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value to uKarma as consideration for the acquired assets and assumed liabilities. Upon transfer of assets and liabilities of uKarma, the Company continued the operations of uKarma. In the accompanying condensed financial statements, the Company and uKarma are referred to as the Successor and Predecessor entity, respectively.  The Company refers to the operations of both Successor and Predecessor.  The accompanying condensed financial statements are presented for two periods: Predecessor and Successor, which relate to the period preceding and succeeding the inception of the Company.

The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of anagement, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the period from inception (July 22, 2010) through September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Use of estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers. At September 30, 2010 and December 31, 2010, no provision was established for product returns and allowances based on the Company’s historical experience.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense was $722, $1,277, $3,833 and $3,775 for the period from inception (July 22, 2010) through September 30, 2010, three months ended September 30, 2009, and nine months ended September 30, 2010 and 2009, respectively. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.

Production Costs:  Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is five years.  As of September 30, 2010 and December 31, 2009, the Company incurred production costs of $619,085, and recorded an amortization expense of $17,496, $30,954, $92,863, and $92,863 for the period from inception (July 22, 2010) through September 30, 2010, the three months ended September 30, 2009, and the nine months ended September 30, 2010 and 2009, respectively.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At September 30, 2010 and December 31, 2009, the Company has established for a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Net Loss Per Share: The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation”, when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted. $22,655, $47,947, $118,549 and $147,405 of the pre-tax compensation expense related to stock options was recognized for the period from inception (July 22, 2010) through September 30, 2010, three months ended September 30, 2009, and nine months ended September 30, 2010 and 2009, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees” (“FASB ASC 505-50”). FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: Management does not believe that any recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

Management of the Company is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – BUSINESS COMBINATION

On August 9, 2010, the Company entered into a Contribution Agreement (the “Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value as consideration for the transfer of uKarma’s assets and liabilities. The Company recorded the acquired assets and assumed liabilities at their book value on the date of transfer. The acquired assets and liabilities assumed were as follows:

Cash	$6,476
Prepayment and other assets	92,320
Inventory	18,108
Property and equipment, net	15,131
Production costs, net	207,854
Accounts payable and accrued expenses	(489,963)
Notes payable	(8,561)
$(158,635)
Purchase consideration:
Common stock issued by OverNear, Inc.	$10,559
Excess of liabilities assumed over assets acquired
charged to paid-in capital	(169,194)
$(158,635)

The excess of purchase price over net assets acquired amounted to $169,194 and was charged to paid-in capital.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PREPAID EXPENSES

An agreement provides consulting and advisory services for the Company with a consultant, to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the projects rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of September 30, 2010 and December 31, 2009, there was a balance of $57,320 and $67,380, respectively, after advancing $70,000 and deducting royalties from sales. Future royalty obligations will be deducted from the current balance.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	OverNear, Inc.	uKarma Corporation (Predecessor)
	September 30,	December 30,
	2010	2009
	(Unaudited)
Property and Equipment	$15,131	$27,984
Accumulated Depreciation	(722)	(9,742)
Property and Equipment, net	$14,409	$18,242

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	OverNear, Inc.	uKarma Corporation (Predecessor)
	September 30,	December 31,
	2010	2009
	(Unaudited)
Accrued Professional Fees	$-	$28,700
Accrued Salaries	219,022	146,246
Accrued Income Tax	1,600	1,600
Total Accrued Liabilities	$220,622	$176,546

NOTE 8 – NOTES PAYABLE

On July 20, 2010, the notes payable to the unrelated parties bear interest at 6% per annum and were due on demand and one year anniversary of September 2009. As of September 30, 2010, the Company was in default, and the balance of notes payable was $8,682 including accrued interest of $682.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY

On September 13, 2010, the Board of Directors of the Company approved the issuance of an aggregate 5,500,000 restricted shares of common stock to its Chief Executive Officer in consideration for cancellation of debt and deferred and accrued compensation owed by the Company. The shares were valued based on the closing bid price on the grant date, or $137,500 in the aggregate.

The Board of Directors of the Company also approved the issuance of an aggregate 5,200,000 restricted shares of Company’s common stock to its Chief Financial Officer in consideration for cancellation of consulting fees and signing bonus pursuant to a consulting agreement and an employment agreement between the CFO and the Company dated August 16, 2010 and September 13, 2010, respectively. The shares were valued based on the closing bid price on the grant date, or $130,000 in the aggregate.

On August 6, 2010, the Board of Directors of the Company approved the issuance of an aggregate 10,558,896 restricted shares of common stock to uKarma as consideration to transfer, assign, convey and deliver all the assets and liabilities to the Company pursuant to a contribution agreement entered into between uKarma and the Company dated August 9, 2010.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

		uKarma Corporation	OverNear, Inc. and	uKarma Corporation
	OverNear, Inc.	(Predecessor)	uKarma Corporation	(Predecessor)
	Inception
	July 22, 2010	Three Months	Nine Months	Nine Months
	through	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net Loss	$(315,328)	$(753,522)	$(750,100)	$(1,506,277)
Denominator:
Weighted Average of
Common Shares	14,056,973	52,475,461	14,056,973	40,662,031
Basic and Diluted
Net Loss per Share	$(0.02)	$(0.01)	$(0.02)	$(0.04)

There were no dilutive securities for the inception at July 22, 2010 through September 30, 2010.

There were also 15,000,000, 11,777,000, 15,000,000, and 11,777,000 out-of-money stock options excluded from the calculation of diluted net loss per share for the period from inception (July 22, 2010) through September 30, 2010, three months ended September 30, 2009, and nine months ended September 30, 2010 and 2009, respectively, because they are anti-dilutive.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – 2010 STOCK OPTION PLAN

On August 3, 2010 and September 13, 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on July 1, 2011. Generally, all options granted expire ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issued treasury shares. Options generally vest over ten years. The Plan reserves 25,000,000 shares of common stock for issuance under the Plan.

A summary of the status of stock options issued by the Company as of September 30, 2010 is presented in the following table:

	2010
	Number of	Average
	Shares	Price
Outstanding at the beginning of year	-	N/A
Granted	15,000,000	$0.025
Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025
Exercisable at the end of period	-	N/A
Shares available for future grant	10,000,000	N/A

The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on the estimated volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	5,000,000	10,000,000
	Options shares	Options shares
	2010	2010
Weighted average fair value per option granted	$0.11	$0.05
Risk-free interest rate	2.09%	1.99%
Expected dividend yield	N/A	N/A
Expected lives	6.48	6.45
Expected volatility	333.51%	448.57%

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – 2010 STOCK OPTION PLAN (continued)

The following table sets forth additional information about stock options outstanding at September 30, 2010:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.025	15,000,000	9.92	$0.025	-
	15,000,000	9.92	$0.025	-

As of September 30, 2010, there was $1,027,344 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 4.75 years.

NOTE 12 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. Mr. Glaser is compensated with an annual salary of $180,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $1,000,000 in debt or equity financing after August 3, 2010 or (ii) OverNear recognizes $1,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $2,500,000 in debt or equity financing after August 3, 2010 or (ii) OverNear recognizes $2,500,000 in cumulative gross revenues. The annual salary will increase to $500,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

In the event of a change of control of OverNear prior to the one (1) month anniversary of Mr. Glaser’s termination, Mr. Glaser will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to OverNear on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Glaser.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – EMPLOYMENT AGREEMENTS (continued)

In the event of Mr. Glaser’s termination without cause by OverNear, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the Term and (ii) one (1) year’s salary, and all stock options held by Mr. Glaser under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. Mr. Tannous is compensated with an annual salary of $180,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $1,000,000 in debt or equity financing after September 13, 2010 or (ii) OverNear recognizes $1,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $2,500,000 in debt or equity financing after September 13, 2010 or (ii) OverNear recognizes $2,5000,000 in cumulative gross revenues. The annual salary will increase to $500,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after September 13, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues.

As a signing bonus, Mr. Tannous is due shares of our common stock valued at $50,000. Mr. Tannous will also receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

In the event of a change of control of OverNear prior to the one (1) month anniversary of Mr. Tannous’ termination, Mr. Tannous will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to OverNear on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Tannous.

In the event of Mr. Tannous’ termination without cause by OverNear, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the Term and (ii) one (1) year’s salary, and all stock options held by Mr. Tannous under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – LEGAL DISPUTE

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint against uKarma Corporation and Bill Glaser, the President of the Company, in the Los Angeles Superior Court in Los Angeles, California. The landlord subsequently claimed damages totaling $1,066,660 along with naming Fred Tannous as a defendant due to breach of a lease. The Company has since filed a notice with the Superior Court changing the name of defendant from uKarma to Awesome Living and will soon notify the court of the name change to OverNear, Inc.

On November 19, 2010, the Company filed a Cross-Complaint against Jeffrey Fischer, Hilary Fischer, Barry Fischer, and Garvin Drive Limited Partnership (the “Cross-Defendants), all parties to the lease. There are currently 10 cross complaints pending against the Cross-Defendants including breach of lease, fraud, unjust enrichment, and interference with prospective economic advantage.  The judge stayed the case until mid-August 2011 and mandated settlement discussions.  As such, settlement discussions and mediation are ongoing. If a settlement cannot be reached, a trial date will likely be scheduled once the stay has expired.  Based on the information presently available, management believes that resolution of this matter will not have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

NOTE 14 – SUBSEQUENT EVENT

On March 1, 2011, the Board of Directors of the Company approved the issuance of an aggregate 4,103,014 and 3,313,973 restricted shares of Company’s common stock with a value of $0.025 per share to Mr. Glaser and Mr. Tannous, respectively, in consideration for the cancellation of deferred and accrued compensation owed by the Company.

On March 15, 2011, the Board of Directors of the Company appointed Fred E. Tannous, previously Chief Financial Officer, as Chief Executive Officer and Bill Glaser, previously Chief Executive Officer, as President of the Company. The Company amended the employment agreement with Fred E. Tannous to issue 4,000,000 shares of restricted common stock of the Company with a value of $0.025 per share in consideration for engaging in the new role and responsibilities. The Company also amended the employment agreement with Bill Glaser and changed his title from Chief Executive Officer to President of the Company.

On March 31, 2011, the Board of Directors of the Company approved the issuance of an aggregate 2,631,579 restricted shares of Company’s common stock with a value of $0.038 per share to various service providers in consideration of their services to the Company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our combined financial statements for the nine months ended September 30, 2010 and the related notes included therein where certain terms have been defined.

Overview

OverNear, Inc., a Nevada corporation (“we” or “us” or the “Company”), is an early stage company that plans to develop and market a location-based mobile messaging platform and mobile application to connect people to people and merchants to shoppers and that plans to sell, joint venture, or license a fitness DVD series.  We were formed in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”).

uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).  On June 17, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. and added the mobile messaging portion of our business.

On August 9, 2010, uKarma’s operating health and wellness business’ assets, including its Xflowsion DVD series, and liabilities were transferred into the Company pursuant to a Contribution Agreement in anticipation of being spun-off to uKarma’s shareholders of record as of August 12, 2010 on a pro-rata basis.  Thus, our historical financial results are those of uKarma’s health and wellness business that were transferred. uKarma subsequently changed its name to Innolog Holdings Corporation (“Innolog”), and 10,700,000 shares of our commons stock were issued to our management along with other subsequent issuances thus no longer making the Company a wholly owned subsidiary of Innolog (formerly known as uKarma).

We began generating revenue in the second quarter of 2007 via our predecessor company. Our predecessor, however, incurred net losses of approximately $122,488 in 2005, $1,397,922 in 2006, $1,849,636 in 2007, 2,676,342 in 2008, and $1,743,449 in 2009. As of December 31, 2009, our predecessor had an accumulated deficit of $7,832,650. Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation:  On August 9, 2010, the Company entered into a Contribution Agreement with uKarma Corporation (“uKarma”) to acquire all of the assets and liabilities of uKarma.  Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value to uKarma as consideration for the acquired assets and assumed liabilities. Upon transfer of assets and liabilities of uKarma, the company continued the operations of uKarma. In the accompanying condensed financial statements, the Company and uKarma are referred to as the Successor and Predecessor entity, respectively.  The Company refers to the operations of both Successor and Predecessor.  The accompanying condensed financial statements are presented for two periods: Predecessor and Successor, which related to the period preceding and succeeding the inception of the Company.

The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of anagement, these condensed financial statements contained all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  The results for the period from inception (July 22, 2010) through September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Use of estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In instances where the final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Customers’ prepayments are deferred until products are shipped and accepted by the customers.

Inventories: Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized.  When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.

Production Costs:  Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is five years.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Net Loss Per Share: The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation”, when recording stock based compensation.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model.  Generally, all options granted expire ten years from the date of grant.  All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted.

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees” (“FASB ASC 505-50”). FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Results of Operations

Comparison of Nine Months ended September 30, 2010 and September 30, 2009.

The results from July 22, 2010 represent the operations of OverNear, Inc.  The results prior to July 22, 2010 represent our predecessor, uKarma Corp.

Sales. For the nine months ended September 30, 2010, net sales decreased 96% relative to the nine months ended September 30, 2009, from $20,619 to $784. The decrease from the first three quarters of 2009 to the first three quarters of 2010 is primarily attributable to us not initiating marketing for our DVD products during the first three quarters of 2010 due to capital constraints.

Cost of sales. Cost of sales for the nine months ended September 30, 2010 was $367 compared to $1,226 for the nine months ended September 30, 2009, a decrease of approximately 70%. The decrease in our cost of sales is attributable to lower sales as a result of not initiating marketing for our DVD products.

Gross profit. Gross profit for the nine months ended September 30, 2010 was $417 compared to $19,393 for the nine months ended September 30, 2009, representing gross margins of approximately 53% and 94%, respectively. The decrease in gross margin percentages is attributable to selling DVDs at wholesale prices instead of retail prices due to our decreased marketing efforts as a result of capital constraints.

Selling, General and Administrative (SGA). For the nine months ended September 30, 2010, total SGA expenses were $740,597, while total SGA expenses for the nine months ended September 30, 2009 were $1,505,698, representing a decrease of approximately 50.8%. The decrease in SGA expenses is primarily due to us not marketing our product. In addition, during the nine months ended September 30, 2009, we incurred non-recurring charges for finders’ fees and investor relations of approximately $224,000.

Net income (loss). We had a net loss of $750,100 for the nine months ended September 30, 2010 compared to a net loss of $1,506,277 for the nine months ended September 30, 2009.

Comparison of  Inception (July 22, 2010) through September 30, 2010 and Three Months ended September 30, 2009

Sales. For the period from inception (July 22, 2010) through September 30, 2010, net sales decreased 100% relative to the three months ended September 30, 2009, from $2,796 to $0. The decrease from the third quarter of 2009 to the period from inception (July 22, 2010) through September 30, 2010 is primarily attributable to us not initiating marketing for our DVD products during the period from inception (July 22, 2010) through September 30, 2010 due to capital constraints.

Cost of sales. Cost of sales for the period from inception (July 22, 2010) through September 30, 2010 was $0 compared to $82 for the three months ended September 30, 2009, a decrease of 100%. The decrease in our cost of sales is attributable to not initiating marketing for our DVD products during the period from inception (July 22, 2010) through September 30, 2010 due to capital constraints

Gross profit. Gross profit for the period from inception (July 22, 2010) through September 30, 2010 was $0 compared to $2,714 for the three months ended September 30, 2009, representing gross margins of  0% and 97%, respectively. The decrease in gross margin percentages is attributable to not selling DVDs during the period from inception (July 22, 2010) through September 30, 2010 due to capital constraints.

Selling, General and Administrative (SGA). For the period from inception through September 30, 2010, total SGA expenses were $313,536, while total SGA expenses for the three months ended September 30, 2009 were $751,631, representing an increase of approximately 58%. The decrease in SGA expenses is due to reduced office rent, loan fees, share based compensation, accounting, amortization, and loss on abandonment offset by higher consulting, legal, and royalty expenses.

Net income (loss). We had net loss of $315,328 for the period from inception through September 30, 2010 compared to a net loss of 753,522 for the three months ended June 30, 2009.

LIQUIDITY

Cash Flows

Comparison of inception (July 22, 2010) through September 30, 2010 and Nine Months ended September 30, 2009

Net cash used in operating activities was $21,903 for the period from inception (July 22, 2010) through September 30, 2010 while net cash used in operating activities was $20,450 for the nine months ended September 30, 2009, which is comparable.

Net cash provided by investing activities was $3,226 for the period from inception (July 22, 2010) through September 30, 2010 while net cash used in investing activities was $118,274 for the nine months ended June 30, 2009. The increase in net cash used in investing activities between the periods was due to the purchase of property and equipment in 2009.

Net cash provided by financing activities was $37,500 for the period from inception (July 22, 2010) through September 30, 2010 while net cash provided by financing activities was $139,355 for the nine months ended September 30, 2009. The decrease in cash flow from financing activities was mainly due to cash received pursuant to the terms of a merger agreement between uKarma and Innolog Holdings Corp.

CAPITAL RESOURCES

As of September 30, 2010, we had negative working capital of $(376,075). To satisfy current working capital needs, we received capital from uKarma’s merger with Innolog Holdings Corporation and a loan from an unrelated party. There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash via loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of September 30, 2010, we had cash of $18,823. Our intention is to obtain additional capital through debt and/or equity financings.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred that cannot be paid in stock, such as auditors' fees, will be paid in cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully develop and market our location-based mobile platform or to sell, joint venture, or license our Xflowsion DVD series.

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  In the near term, we expect operating costs to continue to exceed funds generated from operations.  As a result, we expect to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

Our management is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to increase revenues.  The ability of the Company to continue as a going concern is dependent on our ability to meet our financing arrangement and the success of our future operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Note Payable	8,682	8,682	―	―	―

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management identified the following material weaknesses in our disclosure controls and procedures:

1.      We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.

2.      We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  To the extent possible, however, separate individuals should initiate transactions, have custody of assets, and record transactions.

3.      We do not have adequate review and supervision procedures for financial reporting functions.  The review and supervision function of internal control relates to the accuracy of financial information reported.  The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information.  Due to our size and nature, review and supervision may not always be possible or economically feasible.  Management evaluated the impact of our significant number of adjustments as a result of our auditors’ review and concluded that the resulting control deficiency represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended December 31, 2010 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 13 to our financial statements included in this report for descriptions of legal proceedings in which we are currently involved.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2010, we issued to uKarma 10,558,896 shares of our common stock in exchange for all of the assets and liabilities relating to its business of developing and marketing proprietary branded personal health and wellness products, including fitness DVDs and mind, body, and spirit goods and services, for fitness consumers, except for certain excluded liabilities. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On September 13, 2010, we granted to Bill Glaser 5,500,000 shares of our common stock in consideration for an aggregate $135,000 in deferred and accrued compensation that we assumed under a Contribution Agreement dated August 9, 2010 between the Company and uKarma Corporation.  This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On September 13, 2010, we granted to Fred Tannous 5,200,000 shares of our common stock valued at an aggregate $135,000, $50,000 of which was a signing bonus pursuant to the terms of Mr. Tannous’ employment with the Company and $80,000 of which was compensation pursuant to the terms of a consulting agreement we entered into with Mr. Tannous on August 16, 2010. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

Item 5.  Other Information

(a)           Change in Chief Executive Officer

On March 15, 2011, our Board appointed Fred E. Tannous, age 45, as our Chief Executive Officer.  Mr. Tannous is also our Chief Financial Officer.  He replaced Bill Glaser as our CEO.

Mr. Tannous is responsible for overseeing all aspects of our vision, strategy and financial operations, including financings and new business development.  Mr. Tannous has over 20 years of experience in finance, management, and new business development.   Since 2006, he has been active as founder, investor, and visionary behind several start-ups.  Prior to his positions with the Company, Mr. Tannous was a director of uKarma from June 2006 until August 2010.  From December 2000 through April 2006, Mr. Tannous was Chief Executive Officer of Health Sciences Group, Inc., where, as co-founder and CEO, he was involved in all aspects of its operations, starting with a self-underwritten public offering to guiding the overall strategy and marketing programs, launching new products, and effecting several key acquisitions and business development initiatives, which quickly increased shareholder value, reaching a market capitalization of approximately $100 million.  Prior to that, Mr. Tannous spent more than 14 years at Hughes Electronics where he worked in various capacities ranging from engineering to marketing to new business development.   While at DIRECTV, a subsidiary of Hughes, Mr. Tannous served as Sr. Manager of Investments & Acquisitions where he oversaw the company’s equity portfolio value at $1 billion.  He participated in valuing, structuring, and executing strategic investments and business enhancement opportunities. During his tenure, he was involved in effecting more than $500 million in transactions for the company and its operating units.

Mr. Tannous earned an MBA in finance and accounting from the University of Chicago, Graduate School of Business; completed coursework in international business at SDA Bocconi in Milan, Italy; and holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

Also on March 15, 2011, we amended our employment agreement with Mr. Tannous in connection with his appointment as CEO in addition to his role as our CFO.  The amendment changed the end of his employment term to March 15, 2016.  The amendment also provides that Mr. Tannous will receive an additional stock grant of 4,000,000 restricted shares of common stock as an inducement for accepting the CEO position.  Mr. Tannous’ original employment agreement is dated September 13, 2010 and was filed as an exhibit to our registration statement on Form 10 filed with the SEC on September 15, 2010.  A copy of the amended employment agreement is filed with this report as Exhibit 10.5 and is incorporated by reference herein.  The foregoing description of the employment agreement and amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the employment agreement and amendment.

Appointment of President

On March 15, 2011, our Board appointed Bill Glaser, age 44, as our President.

Mr. Glaser works closely with our CEO to oversee our vision, strategy, and financial operations, including financing and new business development. Prior to his positions with the Company, Mr. Glaser was Chief Executive officer of Namaste Financial from October 2005 to January 2011.  Mr. Glaser was also the Chairman of the Board and Chief Executive Officer of uKarma since June 2006 until August 2010.  From December 2000 to July 2005, he served as President of Health Sciences Group, Inc., a manufacturer, marketer, and distributor of pharmaceuticals and nutrition based products.  He was also a director of Health Sciences from December 2000 to May 2007, during which time the company was publicly traded. He worked closely with the CEO of Health Sciences to provide oversight in all aspects of operations ranging from crafting and executing Health Sciences’ overall growth strategy to structuring debt and equity financings and seeking and evaluating qualified acquisition candidates.  Prior to that, Mr. Glaser was founder and Chief Executive Officer of Zenterprise, Inc., a corporate consulting firm that provided strategy, finance, and marketing services for both public and private companies.  Prior to that, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations.  Previously, he was a registered representative at Drexel Burnham Lambert and Smith Barney.  Mr. Glaser holds a Bachelor’s degree in finance and economics from the Ithaca College - School of Business.

Also on March 15, 2011, we amended our employment agreement with Mr. Glaser in connection with his appointment as President.  The amendment changed the end of his employment term to March 15, 2016.  Mr. Glaser’s original employment agreement is dated August 3, 2010 and was filed as an exhibit to our registration statement on Form 10 filed with the SEC on September 15, 2010.  A copy of the amended employment agreement is filed with this report as Exhibit 10.6 and is incorporated by reference herein.  The foregoing description of the employment agreement and amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the employment agreement and amendment.

Master Service Agreement with Square One Solutions, Inc.

On July 15, 2011, we entered into a Master Service Agreement with Square One Solutions, Inc. under which Square One will provide strategic, creative, and technology consulting services in connection with the development of our software application.  Square One’s compensation for these services is a five-year warrant to purchase up to 45,000 shares of our common stock at an exercise price of $0.01 per share.  This agreement terminates on the earlier of Square One completing services under the last statement of work authorized by us or one party’s 30 days’ written notice to terminate provided to the other party.

A copy of the Master Service Agreement is filed with this report as Exhibit 10.7 and is incorporated by reference herein.  The foregoing description of the agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement.

Advisory Board Agreement with Chad Hahn

On July 15, 2011, our Board engaged Chad Hahn, President of Square One Solutions, Inc., as a consultant to the Company.  He is a member of our Advisory Board, which consists of consultants.  Our Advisory Board is not a committee of our Board of Directors.  In connection with his consulting services, we entered into an agreement with Mr. Hahn on July 15, 2011 under which his compensation is a total 100,000 shares of our common stock, 10,000 of which vested on July 15, 2011 and the remaining 90,000 of which vested/will vest at the rate of 7,500 shares per month on the last day of each of the 12 months following the agreement’s date.  The agreement may be terminated by either party by providing the other party with 3 days’ written notice.

A copy of the agreement with Mr. Hahn is filed with this report as Exhibit 10.8 and is incorporated by reference herein.  The foregoing description of the agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement.

Item 6.  Exhibits.

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (3)

3.2	Bylaws of Awesome Living (1)

10.1	Employment Agreement between Bill Glaser and Awesome Living, dated August 3, 2010 (1)

10.2	Employment Agreement between Fred E. Tannous and Awesome Living, dated September 13, 2010 (1)

10.3	Consulting Agreement between Fred E. Tannous and Awesome Living, dated August 16, 2010 (1)

10.4	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and CGG Merger Sub Corporation, dated August 11, 2010 (2)

10.5	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (3)

10.6	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (3)

10.7	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (3)

10.8	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (3)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer (3)

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer (3)

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer (3)

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on November 9, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERNEAR, INC.
(Registrant)
Date: August 4, 2011	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer and Chief Financial Officer (Principal Financial & Accounting Officer and Authorized Signatory)