Form 10-K
period 2010-12-31
OverNear, Inc.
filed 2011-12-15
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-54119

OverNear, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd., Suite 900
Beverly Hills, California 90212
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (310) 744-6060

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act      ☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☐ Yes       ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes      ☒  No

There was no aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 as the registrant was not formed until July 2010.

As of December 14, 2011, there were 45,082,462 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

When used in this annual report, the terms the “Company,” “OverNear,” “we,” “us,” “our,” and similar terms refer to OverNear, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS.

General

We are an early stage company that plans to develop and market a location-based mobile messaging platform and mobile application to connect people to people and merchants to shoppers and plans to sell, joint venture, or license a fitness DVD series.  We were formed in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”).  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).  On June 17, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. and added the mobile messaging portion of our business.

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

We plan on being spun-off from Innolog as soon as practicable.  In the spin-off, our common stock held by Innolog will be distributed pro rata to the holders of record of common stock of uKarma (now known as Innolog) as of August 12, 2010.

Principal Products and Services

OverNearTM introduces a unique mobile app and web service that leverages location-based services to help connect people to people and merchants to shoppers.  As an interactive messaging platform, OverNear will allow people, who have an online connection (i.e. Facebook friends, LinkedIn contacts, etc.) to connect in person by simultaneously providing a push notification to all parties when they are in close proximity of each other.  Once the OverNear mobile app is installed on one’s smartphone, the user will be presented with an opportunity to identify a list of friends and/or business contacts to be included in their “Camp.”  OverNear will utilize appropriate application programming interfaces for mobile devices to allow users to bypass account creation and login with their existing accounts (Facebook, LinkedIn, Google+ and/or Twitter).

For example, linking a Facebook account to OverNear also enables access to the user’s Facebook friends list.  From the imported lists, the user will have the ability to select (de-select) friends and/or contacts to include in their Camp.  Each user who downloads and installs the mobile app will independently establish their respective Camp.  The OverNear system will monitor each user’s Camp, and once an overlap occurs between any names, the respective persons are simultaneously notified and required to accept their inclusion in each other Camp(s) thereby authorizing the system to notify them when they come into close proximity of each other (based on predefined preferences).  When this happens, all parties within a given Camp are presented with an opportunity to connect with each other via instant message.  When this choice is made, a list of the persons in the Camp is presented, and each person is able to select one or more of the other persons to send an instant message. A map is shared that shows the respective location of each person.

OverNear is also a geo-based advertising platform that will help brands and “brick and mortar” retailers reach mobile consumers with promotional offers, discount coupons, and vouchers direct to their smartphones.  OverNear deploys push notification campaigns to users based on where they are at any given moment, or meet any number of other criteria.  The key features that will be offered by OverNear include:

▪	Highly targeted advertising campaigns
▪	No SMS or MMS approval from the mobile carrier
▪	Campaigns are self-administered by retailer or brand
▪	Privacy-compliant – User location not revealed without consent
▪	Real-time analytics – virtual built-in ‘Marketing Consultant’
▪	Simple interface and easy-to-use – intuitive user interface

Location-Based Services

Location-based services (LBS) allow users to connect with others based on their current locations.  In many cases, people use their smartphones (iPhone, Android, Blackberry) to “check in” to businesses like restaurants, bars and stores they visit.  Using LBS for proximity marketing can help retailers in attracting more first-time customers, encouraging more repeat business, and increasing sales.  Many of these services also have a gaming component, allowing members to compete against one another or to collect rewards (like online badges) for their activities.  More and more people are beginning to utilize location-based services and as smartphone adoption increases globally, the numbers will only continue to increase.  The rapid evolution of mobile phones, both on a hardware and a software level, combined with a surge in application storefront releases, deployments of higher-capacity network infrastructure, and recent developments in positioning technologies is expected to drive revenues.

Location and granular geo-targeting are actually strong predictors of consumer intent because where someone is and when they are there says a lot about what they might be interested in.  For example, if it is noon and one has opted in to get offers from restaurants, a great promotion available nearby becomes easy to act on.  It is becoming clear to retailers that location-based marketing is an important key to driving foot traffic among consumers who are in the mindset to make a purchase.  And the performance of these programs is demonstrating that mobile phones and location can increase average order value, frequency, and loyalty.

The more technologies that marketers can leverage to pinpoint location and target advertising and messaging, the more relevant they can make their campaign and the better response they will get from their target consumers.  Consumers are generally much more receptive to ads that are relevant to them personally.  If they see an ad for a store that has a location that is near wherever they happen to be, it is only natural that they would be more inclined to interact with that ad and take immediate action to redeem that offer or earn that incentive.  Location definitely enhances the outbound and inbound media opportunities, brands and retailers can tie their messaging to a specific location, and brands can dictate the context of the message.

User Mobile Application

Push Notifications.  OverNear leverages the native high-accuracy network-based hybrid location engine in Apple's iOS and Android operating systems that allow location to be extracted from the handset on a periodic and continuous basis.  OverNear expects to deploy push notification campaigns to users based on where they are at any given moment, or meet any number of other criteria.  The consumer “opts in” by downloading the OverNear mobile application to his or her phone, and agreeing to receive notifications, but beyond that, their privacy is protected because the alerts do not require the disclosure of either a phone number or an email address.  Push notifications appear as an alert in the message tray of the customer’s phone screen and can be acted on via messaging, even if the OverNear app is not in use.  Unlike other popular apps, there is no check-in required to activate either the user’s location or their interest in retrieving an offer or discount.

Persistent Location – No Check-Ins Required.  Nearly 55% of mobile application users typically use an application less than four times, and 26% using that application just once.  For example, say someone walks by a coffee shop and a message appears on his or her phone: "Come on in to the coffee shop (you're a few blocks away and here is a map to get there) and receive 50% off a cappuccino."  This example would never work with Foursquare or Facebook or any of the other check-in services.  With the check-in, the coffee shop will only have the ability to message you based on when you tell the service exactly where you are.  But what is the likelihood as you are walking by that coffee shop you decide to check-in to Facebook?  For the coffee shop or any other business to predictably message you when you are nearby, they're going to require access to your location on a persistent and continuous basis.  We believe that a persistent location platform, not check-ins, will realize the potential of location-based services.

Location-Based Marketing.  Compared to the “daily deal” providers, OverNear is expected to be more effective in reaching potential customers by pushing location-based offers that are triggered by the user’s precise location rather than just what city they have specified as their next closest deal-base.  Brands can target their consumers with offers based on their own marketing rules and campaign timing without having to share the revenue and customer information with a second party.  Real-time reporting and analytics enable the brand or retailer to use the kinds of rules that work in reaching consumers.  Rather than a mobile megaphone, OverNear is a targeted, brand-specific marketing tool.  Assuming the user is aware that they will be activating such access to their mobile “inbox,” it will provide a kind of “tell me when…” system for consumers who are either cost-conscious or brand-loyal that they want to be alerted to special offers.  For example, users might be alerted only at certain times of day based on whether or not they have responded to an earlier campaign or even their proximity to retail locations, restaurants and events.  In that context, the easier and more flexible the marketer’s dashboard, the better their chances of success and the less this will look to the user like mobile spam.

OverNear is expected to provide both a replacement for daily deals emails that clutter users’ inboxes and never get read, and establish a kind of urgency and relevance for a generation of users who only communicate via cell phone.  Because this targeting works through an app’s connection with the Internet, rather than via SMS or MMS, the platform can deliver rich media without the per-message costs, character or size limitations, and extensive approval process associated with SMS, MMS, and email-based marketing.  And there are no carrier-related GPS costs because smart notification technology uses the phone’s internal locator beacon to persistently know consumer location.

Adaptive Learning Algorithm.  This is a proprietary algorithm, which monitors and refines the system’s filtering process to produce highly targeted promotions based on each individuals’ tastes and preferences. Every promotional offer that is sent out by the merchant includes three quick press buttons:  “I want it”, “More like this”, “Less like this.”  Based on the responses of the shopper for each of the offers, the system automatically tailors the user’s personal preferences to match their indicated interest levels by type of retailer, promotional offer, day of the week, time of day, etc.

Social Toolkit Integration.  Every message sent through OverNear is a social marketing opportunity for the merchant – in the form of tweets to Twitter followers, updates to Facebook fan page, "likes," "re-tweets," "shares," "follows," and more.  With social toolkit integration, merchants can create and share links to their offers and communications directly from within each application.  OverNear will automatically post a web-version of the offer or email message – and then report related views and clicks in the merchant’s tracking dashboard.

Facebook Integration.  If the merchant has a Facebook profile page or fan page, they will be able to easily publish their offers or email messages and related links to their Facebook news feed and wall directly from within the OverNear application.  When the link is shared, OverNear automatically posts their offer or email message to a message archive center and then tracks offer redemptions and traffic activity.

Twitter Integration.  With a Twitter account, merchants will be able to easily "tweet” mobile offers to their Twitter followers directly from within the OverNear application.  When sharing a Twitter link to the message content, our applications will automatically post the merchants’ message to their message archive and track visitor activity or coupon redemptions.

Merchant Web Application

Campaign Creation Wizard.  This will be a comprehensive, easy-to-use interface that enables subscribers to create and edit campaigns.  Through intuitive controls, subscribers can readily change colors, fonts, borders, and backgrounds and insert images and logos to help ensure that their message or offering appear polished and professional.  The wizard operates on a “what-you-see-is-what-you-get” basis whereby a subscriber can change content quickly and view the offer or message prior to launching.

Professionally Developed Templates.  These will be pre-designed offer and message forms that are designed to help subscribers quickly create attractive and professional campaigns.  These templates will provide ideas about the kinds of offers, messages, and emails subscribers can send, promotions, and announcements, and demonstrate, through the use of color and format, the creativity and professionalism of a potential campaign.  An advanced editing functionality will enable subscribers to easily modify the templates.  We also plan to provide templates designed to appeal to specific products and services.  For example, we will include a coupon template for a 25% discount or a ‘buy-one-get-one-free’ offer to promote a restaurant while another retail messaging template can be used to promote a new line of men’s apparel.

Security and Privacy.  We expect to protect our subscribers’ data at the highest level possible.  We do not intend to use our subscribers’ confidential information, including their customer/contact lists, except in the delivery of our product, nor do we share, sell, or rent this information.  In addition, we will require that our subscribers adopt a privacy policy to assist them in complying with government regulations and marketing best practices.

Tracking and Reporting.  Monitors and analyzes merchant promotions and shopper redemptions and custom tailors recommendations for a promotion based on previous campaigns and concurrent campaigns of other nearby retailers (on an anonymous basis) who have the same business but are located in different geographic regions or experience comparable social and demographic dynamics.  This features uses a proprietary adaptive learning algorithm, which monitors and refines criteria for optimized promotional offers or discount coupons based on redemption rates and other socio-economic statistics gathered over time and from neighboring businesses.

OverNear will be based on a “freemium” model, whereby a basic subscription will be offered at no cost, while premium services (which includes an increased number of push notifications, redemption tracking, expert marketing analytics, etc.) will be offered for a monthly fee.  We plan to monetize our customer relationships by offering premium levels of service having monthly subscription fees along with other products that we will market directly to our customers.  In addition, we plan to offer products extensions and services that may include those that will be wholly owned and administered by us and those that are executed in partnership with another party.  These will represent an important component of our value planned maximization strategy.  By maintaining alternatives to third-party offers, we will be able to make use of a larger proportion of acquired leads generated than would otherwise be the case with only third-party offerings.

Employees

We have two full-time employees.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 9595 Wilshire Blvd, Suite 900, Beverly Hills, California 90212.  On August 4, 2010, we entered into a month-to-month office identity plan agreement at this location for $195 per month, which includes mail service, limited office usage, and conference and office use for additional fees.  We also have an office in Rolling Hills Estates, CA.

ITEM 3.  LEGAL PROCEEDINGS.

Other than the matter described below, we are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint for breach of a lease against uKarma Corporation and Bill Glaser, our President, in the Los Angeles Superior Court in Los Angeles, California and subsequently named Fred Tannous, our Chief Executive Officer, as an additional defendant.  On November 19, 2010, Awesome Living, Inc. (uKarma's successor and now known as OverNear, Inc.) filed a cross-complaint against the Landlord, Hilary Fischer, Barry Fischer, and Garvin Drive Limited Partnership, all parties to the subject lease. The judge mandated a settlement conference for November 2011, and the parties reached a settlement on November 7, 2011 for the total amount of $275,000, which is payable $50,000 on December 15, 2011 and the remainder payable in monthly installments of $6,250 through January 7, 2015.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not traded on any stock exchange or quoted on any bulletin board.

Holders

 As of December 14, 2011, there were 47 shareholders of record for an aggregate of 45,082,462 shares of common stock issued and outstanding.  Upon completion of the Company’s spin-off from Innolog Holdings Corporation and the pro rata distribution of our common stock by Innolog to holders of Innolog common stock, there will be approximately 137 shareholders of record.

Dividend Policy

We do not expect to pay any dividends on our common stock in the foreseeable future.  Payment of future cash dividends will be at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Plan Category

Equity compensation plans approved by security holders	15,000,000	(1)	$0.025	10,000,000	(2)

Equity compensation plans not approved by security holders	0		$0	0

Total	15,000,000		$0.025	10,000,000

(1)	Represents outstanding options and unvested shares of restricted stock granted pursuant to our Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan.

(2)	Represents shares remaining available for future issuance under our Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan.

Our Board of Directors adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan on October 1, 2010. The plan was amended and restated on July 1, 2011.  Our employees, officers, and directors, and those of our consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards under the plan.  The plan is administered by our Board, and the Board establishes certain terms of option awards, including the exercise price and duration.  Awards may be made under the plan for up to 25 million shares of our common stock.  The plan allows for adjustments for changes in common stock and certain other events, including, but not limited to, any change in control, stock dividend, recapitalization, and merger.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements for the fiscal years ended December 31, 2010 and 2009 and the related notes included therein.

OVERVIEW

We are an early stage company that plans to develop and market a location-based mobile messaging platform and mobile application to connect people to people and merchants to shoppers and plans to sell, joint venture, or license a fitness DVD series.  We were formed in July 2010 as a wholly owned subsidiary of uKarma.  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).   On June 17, 2011, we changed our name to OverNear, Inc. and added the mobile messaging portion of our business.

On August 9, 2010, uKarma’s operating health and wellness business’ assets, including its Xflowsion DVD series, and liabilities were transferred into the Company pursuant to a Contribution Agreement in anticipation of being spun-off to uKarma’s shareholders of record as of August 12, 2010 on a pro-rata basis.  Thus, our historical financial results are those of uKarma’s health and wellness business that were transferred.  uKarma subsequently changed its name to Innolog Holdings Corporation.

We began generating revenue in the second quarter of 2007 via our predecessor company.  Our predecessor, however, incurred net losses since then without reaching profits.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method.

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

Production Costs:  Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is estimated to be five years.

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

New Accounting Pronouncements:  Management does not believe that any recently issued, but not yet effective, standards, if adopted, will have a material effect on our financial statements.

RESULTS OF OPERATIONS

Comparison of Fiscal Years ended December 31, 2010 and December 31, 2009

The results of operations for the year 2010 present the combined results of operations for the Company and our predecessor for the periods preceding and succeeding our inception.  We had no operations for the period from inception (July 22, 2010) through August 8, 2010.  The results of operations for the year 2009 present the results of operations of our predecessor.

Sales.  For the 2010 year, net sales decreased 96% relative to the 2009 year, from $20,528 to $873.  The decrease is primarily attributable to the Company not initiating marketing for our DVD products during 2010 due to capital constraints.

Cost of Sales.  Cost of sales for the 2010 year was $384 compared to $1,226 for the 2009 year, a decrease of approximately 69%.  The decrease is attributable to lower sales as a result of not initiating marketing for our DVD products.

Gross Profit.  Gross profit for the 2010 year was $489 compared to $19,302 for the 2009 year, representing gross margins of approximately 56% and 94%, respectively.  The decrease is attributable to selling DVDs at wholesale prices instead of retail prices due to our decreased marketing efforts as a result of capital constraints.

Selling, General and Administrative (SGA).  For the 2010 year, total SGA expenses were $1,349,464, while total SGA expenses for the 2009 year were $1,739,227, representing a decrease of approximately 22%.  The decrease in SGA expenses is primarily due to us not marketing our product.  In addition, during the year ended December 31, 2009, we incurred charges for finders’ fees and investor relations of approximately $224,000, which were not incurred during the year ended December 31, 2010.

Gain on Forgiveness of Debt.  During the 2010 year, we entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable.  As a result of these arrangements, we recorded gain on forgiveness of debt of $103,912 for the year ended December 31, 2010.

Net Income (Loss).  We had a net loss of $1,245,409 for the 2010 year compared to a net loss of $1,743,449 for the 2009 year.

LIQUIDITY

Cash Flows

Comparison of December 31, 2010 and December 31, 2009

Net cash used in operating activities was $246,167 for the 2010 year while net cash used in operating activities was $165,511 for the 2009 year.  The increase in cash used in operating activities is due primarily to the difference of issuing stock valued at $175,000 for services in 2009.

Net cash used in investing activities was $123,518 for the 2010 year while net cash used in investing activities was $150,540 for the 2009 year.  The decrease in cash used in investing activities is due to the purchase of property and equipment in 2009.

Net cash provided by financing activities was $370,000 for the 2010 year while net cash provided by financing activities was $314,355 for the 2009 year.  The increase in cash flow from financing activities is due to cash received pursuant to the terms of a merger agreement between uKarma and Innolog in 2009.

CAPITAL RESOURCES

As of December 31, 2010, we had negative working capital of $602,161.  To satisfy current working capital needs, we received capital from uKarma’s merger with Innolog Holdings Corporation and a loan from an unrelated party. There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash via loans, stock sales, revenues, or other sources.  We expect to incur substantial losses over the next two years.

As of December 31, 2010, we had cash of $400.  Our intention is to obtain additional capital through debt and/or equity financings.

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

Our management is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to increase revenues.  Our ability to continue as a going concern is dependent on our ability to meet our financing arrangement and the success of our future operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  The report from our independent registered public accounting firm states that there is substantial doubt about our ability to continue as a going concern.

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

The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Notes Payable	$18,901	$18,901	―	―	―
Legal Settlement Payable	$275,000	$50,000	$150,000	$75,000	―

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 begin on the following page, starting with page F-1.  Our consolidated financial statements as of and for the year ended December 31, 2010 were audited by Gumbiner Savett Inc., an independent registered public accounting firm.  The financial statements as of and for the year ended December 31, 2009 of our predecessor, uKarma Corporation, were audited by Spector & Associates, LLP, which has ceased public accounting operations.

We requested that the Commission waive the requirement to provide a reissued audit report from Spector & Associates pursuant to Rule 437 of Regulation C, and the Commission granted our request.  Because we have not been provided a reissued audit report on the December 31, 2009 financial statements, our investors may not be able to assert a claim against Spector & Associates under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Spector & Associates or any omissions to state a material fact required to be stated therein.

OverNear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OverNear, Inc.

We have audited the accompanying balance sheet of OverNear, Inc. (the “Company”) as of December 31, 2010 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2009, and for the year then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated April 9, 2010.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 3 to the financial statements, the Company incurred substantial losses from operations and may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GUMBINER SAVETT INC.

Santa Monica, California
December 14, 2011

NOTE: THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT.  SPECTOR & ASSOCIATES, LLP HAS CEASED PUBLIC ACCOUNTING OPERATIONS, AND THE FIRM HAS NOT REISSUED THIS REPORT.

HAROLD Y. SPECTOR, CPA	SPECTOR & ASSOCIATES, LLP	70 SOUTH LAKE AVENUE
	Certified Public Accountants	SUITE 630
	(888) 584-5577 FAX (626) 584-6447 admin@swdcpa.com	PASADENA, CA 91101

To the Board of Directors and
Stockholders of uKarma Corporation

We have audited the accompanying balance sheets of uKarma Corporation as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of uKarma Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company’s ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, substantial working capital deficiency, stockholders deficit and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Managements plans regarding these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spector & Associates, LLP
Pasadena, CA
April 9, 2010

OVERNEAR, INC.

BALANCE SHEETS

		uKarma
		Corporation
	OverNear, Inc.	(Predecessor)
	December 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash	$400	$85
Due from stockholder	-	46,172
Merger and acquisition receivable	-	100,000
Prepaid expenses	57,508	67,380
Inventory	18,092	18,476
Total Current Assets	76,000	232,113

Property and equipment, net	12,883	18,242

Production costs, net of accumulated amortization of $459,681 and $335,864 at December 31, 2010 and 2009, respectively	159,404	283,221

TOTAL ASSETS	$248,287	$533,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$294,417	$318,396
Due to stockholders	125	-
Accrued expenses	314,718	176,546
Current portion of legal settlement payable	50,000	-
Note payable, stockholder, including accrued interest of $99 at December 31, 2010	10,099	-
Notes payable, unrelated parties, including accrued interest of $802 and $319 at December 31, 2010 and 2009, respectively	8,802	10,819
Total Current Liabilities	678,161	505,761
Long-term portion of legal settlement payable	225,000	-
Total Liabilities	903,161	505,761
Stockholders' (Deficit) Equity
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized; 21,258,896 and 52,794,482 shares issued and outstanding at December 31, 2010 and 2009, respectively	21,259	52,795
Preferred stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized, none issued at December 31, 2010 and 2009, respectively	-	-
Paid-in capital	219,606	7,807,670
Accumulated deficit	(895,739)	(7,832,650)
Total Stockholders' (Deficit) Equity	(654,874)	27,815

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$248,287	$533,576

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENTS OF OPERATIONS

	OverNear, Inc.
	and	uKarma Corporation
	uKarma Corporation	(Predecessor)

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Sales	$873	$20,528

Cost of Sales	384	1,226

Gross Profit	489	19,302

Selling, General and Administrative Expenses	1,349,464	1,739,227

Operating Loss	(1,348,975)	(1,719,925)

Other (Expenses) Income
Interest	(11,796)	(23,524)
Gain on Forgiveness of Debt	103,912	-
Other	11,450	-
Total Other Income (Expenses)	103,566	(23,524)

Net Loss	$(1,245,409)	$(1,743,449)

Loss Per Share-Basic and Diluted	$(0.07)	$(0.04)

Weighted Average Number of Shares	18,658,202	43,608,671

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

uKarma Corporation (Predecessor)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	-	$-	29,768,292	$29,768	$6,548,088	$(6,089,201)	$488,655
Sales of common stock	-	-	1,288,266	1,288	137,712	-	139,000
Issuance of common stock for services	-	-	3,639,653	3,640	301,151	-	304,791
Issuance of stock options	-	-	-	-	195,352	-	195,352
Insurance of common stock for loan fees	-	-	750,000	750	20,750	-	21,500
Conversion of loans and compensation to common stock	-	-	17,348,271	17,349	329,617	-	346,966
Pending merger cash proceeds	-	-	-	-	275,000	-	275,000
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,743,449)	(1,743,449)
Balance at December 31, 2009	-	$-	52,794,482	$52,795	$7,807,670	$(7,832,650)	$27,815

OverNear, Inc. and uKarma Corporation

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2010	-	$-	52,794,482	$52,795	$7,807,670	$(7,832,650)	$27,815
Stock based compensation	-	-	-	-	95,893	-	95,893
Pending merger cash proceeds	-	-	-	-	235,500	-	235,500
Cancellation of options and warrants	-	-	-	-	(168,173)	-	(168,173)
Net loss for the period January 1, 2010 to August 8, 2010 (Predecessor)	-	-	-	-	-	(349,670)	(349,670)
Close-out of Predecessor’s common stock and accumulated deficit	-	-	(52,794,482)	(52,795)	(8,140,084)	8,182,320	(10,559)
Excess of liabilities assumed over assets transferred from Predecessor entity	-	-	-	-	(169,194)	-	(169,194)
Issuance of common stock to Predecessor entity	-	-	10,558,896	10,559	-	-	10,559
Additional capital contributed	-	-	-	-	27,000	-	27,000
Stock based compensation	-	-	-	-	105,000	-	105,000
Issuance of common stock for services	-	-	10,700,000	10,700	256,800	-	267,500
Net Loss for the period from inception July 22, 2010 through December 31, 2010 (Successor)	-	-	-	-	-	(895,739)	(895,739)
Balance at December 31, 2010	-	$-	21,258,896	$21,259	$219,606	$(895,739)	$(654,874)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF CASH FLOWS

	OverNear, Inc.
	and	uKarma Corporation
	uKarma Corporation	(Predecessor)
	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Cash Flow from Operating Activities:
Net loss	$(1,245,409)	$(1,743,449)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,138	5,053
Amortization of production costs	123,817	123,817
Loss on abandonment of leasehold improvements	-	492,119
Loss on disposal of property and equipment	1,863	-
Impairment of intangible assets	-	10,358
Issuance of stock for services	130,000	304,791
Issuance of stock for loan fee	-	21,500
Stock based compensation	200,893	195,352
Gain on foregiveness of debt	(103,912)	-
(Increase) Decrease in
Trade accounts receivable	-	309
Payroll tax refund receivable	-	7,159
Prepaid expenses	9,872	3,483
Inventory	384	3,851
Deposit	-	28,380
Increase (Decrease) in
Legal settlement payable	275,000	-
Accounts payable	79,933	122,235
Accrued expenses	276,254	259,531
Net Cash used in Operating Activities	(246,167)	(165,511)

Cash Flows from Investing Activities:
Due from stockholder	(121,875)	(26,640)
Purchase of property and equipment	(1,643)	(123,900)
Cash acquired from Predecessor entity	-	-
Net Cash Used in Investing Activities	(123,518)	(150,540)

Cash Flow from Financing Activities:
Proceeds from note payable, stockholder	10,000	-
Proceeds from notes payable, unrelated parties	-	30,854
Repayments on notes payable, unrelated parties	(2,500)	(30,499)
Proceeds from sale of stock	-	139,000
Proceeds from merger	335,500	175,000
Additional capital contributed	27,000	-
Net Cash Provided by Financing Activities	370,000	314,355

Net Increase (Decrease) in Cash	315	(1,696)
Cash Balance at Beginning of Year	85	1,781
Cash Balance at End of Year	$400	$85

Supplemental Disclosures:
Interest Paid	$11,214	$48,666
Taxes Paid	$-	$800
		(Continued)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF CASH FLOWS

Non cash investing and financing activities:

On August 9, 2010, OverNear, Inc. acquired all of the assets and assumed liabilities of uKarma Corporation the Predecessor entity.  The acquired assets and liabilities, and purchase consideration paid were as follows:

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
$(158,635)

During the period from inception (July 22, 2010) through December 31, 2010, OverNear, Inc. issued 5,500,000 shares of its common stock to its CEO in lieu of accrued compensation in the amount of $137,500.

During the period January 1, 2010 to August 8, 2010, the Predecessor entity forgave advances to a stockholder in the amount of $168,173 in exchange for cancellation of previously issued 5,000,000 stock options and 575,000 warrants to this stockholder.

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

OverNear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc.  On June 17, 2011, the name of the corporation was changed to be OverNear, Inc.  The Company’s headquarters are located in Beverly Hills, California.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: On August 9, 2010, the Company entered into a Contribution Agreement (“the Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and assume liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value to uKarma as consideration for the acquired assets and assumed liabilities. Upon transfer of assets and liabilities of uKarma, the Company continued the operations of uKarma. In the accompanying financial statements, uKarma is referred to as the Predecessor entity.  The Company in the current year refers to the operations of both the Company and the Predecessor.  The accompanying financial statements present combined results of operations for the Company and its Predecessor for the periods preceding and succeeding the inception of the Company.  The Company had no operations for the period from inception (July 22, 2010) through August 8, 2010.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results could differ from these estimates.

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

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. At December 31, 2010, accounts payable amounting to approximately $3,000 were secured by the Company’s inventory.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense was $5,138 and $5,053 for the years ended December 31, 2010 and 2009, respectively. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

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

Production Costs:   Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is estimated to be five years.  As of December 31, 2010 and 2009, the Company incurred production costs of $619,085, and recorded amortization expense of $123,817 for each of the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2010 and 2009, the Company has established full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted. $200,893 and $195,352 of the pre-tax compensation expense related to stock options was recognized for the years ended December 31, 2010 and 2009, respectively.

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

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements: Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

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

Management of the Company is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – BUSINESS COMBINATION

On August 9, 2010, the Company entered into a Contribution Agreement (the “Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and assume liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value as consideration for the transfer of uKarma’s assets and liabilities. The Company recorded the acquired assets and assumed liabilities at their book value on the date of transfer. The acquired assets and liabilities assumed were as follows:

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

NOTE 5 – PREPAID EXPENSES

The Predecessor entered into an agreement with a consultant to provide consulting and advisory services for the Company and to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the project rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of December 31, 2010 and 2009, there was a balance of $57,313 and $67,380, respectively, after advancing $70,000 and deducting royalties from sales. Future royalty obligations will be deducted from the current balance.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		uKarma Corporation
	OverNear, Inc.	(Predecessor)
	December 31,	December 30,
	2010	2009

Property and Equipment	$14,473	$27,984
Accumulated Depreciation	(1,590)	(9,742)

Property and Equipment, net	$12,883	$18,242

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

		uKarma Corporation
	OverNear, Inc.	(Predecessor)
	December 31,	December 31,
	2010	2009

Accrued Professional Fees	$-	$28,700
Accrued Salaries	313,118	146,246
Accrued Income Tax	1,600	1,600
Total Accrued Liabilities	$314,718	$176,546

Gain on forgiveness of debt

During the 2010 year, the Company entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable.  As a result of these arrangements, the Company recorded gain on forgiveness of debt of $103,912 during the year ended December 31, 2010.

NOTE 8 – NOTE PAYABLE, STOCKHOLDER

Note payable to a stockholder bears interest at 6% per annum and is due in November 2011. As of December 31, 2010, the balance of note payable was $10,099 including accrued interest of $99.

NOTE 9 – NOTES PAYABLE, UNRELATED PARTIES

Notes payable to unrelated parties bear interest at 6% per annum and were due in September 2009. As of December 31, 2010, the Company was in default, and the balance of notes payable was $8,802 including accrued interest of $802.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – PROVISION FOR INCOME TAXES

Income taxes are disproportionate to income primarily due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $662,000 each, which will begin to expire in 2031 and 2021, respectively.  The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not.  Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2010:

Current deferred income tax assets:
Accrued salaries $	$53,000
Less valuation allowance	(53,000)
		$-
Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$264,000
Accumulated depreciation of Property and equipment	(2,000)
Less valuation allowance	(262,000)
		-

Net deferred income tax assets		$-

The Company has applied the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S”) and files tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company has not yet filed its tax return for the period from inception (July 22, 2010) through December 31, 2010.  The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Federal statutory tax rate	( 34.0	) %
States taxes	(6.0)
Valuation reserve for income taxes	40.0

	-%

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	OverNear, Inc.
	and	uKarma Corporation
	uKarma Corporation	(Predecessor)

	December 31	December 31
	2010	2009

Numerator:
Net Loss	$(1,245,409)	$(1,743,449)
Denominator:
Weighted Average of Common Shares	18,658,202	43,608,671

Basic and Diluted Net Loss per Share	$(0.07)	$(0.04)

There were no dilutive securities as of December 31, 2010 and 2009.

There were 15,000,000 and 11,777,000 out-of-money stock options excluded from the calculation of diluted net loss per share for the year ended December 31, 2010 and 2009, respectively, because they were anti-dilutive.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – 2010 STOCK OPTION PLAN

On August 3, 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers.  The Plan was subsequently amended on July 1, 2011. Generally, all options granted expire ten years from the date of grant. All options have an exercise price equal to or higher than the fair market value of the Company’s stock on the date the options were granted. It is the policy of the Company to issue new shares for stock option exercised and restricted stock, rather than issued treasury shares. Options generally vest over ten years. There are 25,000,000 shares of common stock reserved for issuance under the Plan.

A summary of the status of stock options issued by the Company as of December 31, 2010 is presented in the following table:

	2010
	Number of	Average
	Shares	Price
Outstanding at the beginning of year	-	N/A
Granted	15,000,000	$0.025
Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025

Exercisable at the end of period	1,500,000	$0.025

Shares available for future grant	10,000,000	N/A

The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. This model uses the assumptions listed in the table below for two grants of options during the fiscal year ended December 31, 2010. Expected volatilities are based on the estimated volatility of the Company’s stock. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	5,000,000	10,000,000
	Options shares	Options shares
	2010	2010
Weighted average fair value per option granted	$0.11	$0.05
Risk-free interest rate	2.09%	1.99%
Expected dividend yield	N/A	N/A
Expected lives	6.48	6.45
Expected volatility	333.51%	448.57%

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – 2010 STOCK OPTION PLAN (continued)

The following table sets forth additional information about stock options outstanding at December 31, 2010:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.025	15,000,000	9.66	$0.025	1,500,000

As of December 31, 2010, there was $945,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 4.49 years.

NOTE 14 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into an agreement with Bill Glaser for his services as Chief Executive Officer.  The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President.  The agreement expires on March 15, 2016.  The agreement was also amended on August 8, 2011 to change the terms of any increase in his annual salary.  Mr. Glaser is compensated with an annual salary of $180,000. His annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 3, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – EMPLOYMENT AGREEMENTS (continued)

On September 13, 2010, the Company entered into an agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer and grant 4,000,000 restricted shares of common stock valued at $100,000 as an inducement for accepting the CEO position.  The agreement was also amended on August 8, 2011 to change the terms of any increase in his annual salary.  The agreement expires on March 15, 2016.  Mr. Tannous is compensated with an annual salary of $180,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after September 13, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after September 13, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues.

As a signing bonus, Mr. Tannous was issued shares of OverNear’s common stock valued at $50,000. Mr. Tannous will also receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

NOTE 15 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, which is payable $50,000 on December 15, 2011 with the remainder payable in monthly installments of $6,250 through January 7, 2015.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

On March 1, 2011, the Board of Directors of the Company approved the issuance of an aggregate 4,103,014 and 3,313,973 restricted shares of Company’s common stock with a value of $0.025 per share to Mr. Glaser and Mr. Tannous, respectively, in consideration for the cancellation of deferred and accrued compensation in the amount of $102,575 and $82,849, respectively, owed by the Company.

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

On March 31, 2011, the Board of Directors of the Company approved the issuance of an aggregate 2,631,579 restricted shares of Company’s common stock with a value of $0.038 per share to various service providers in consideration of approximately $100,000 owed to such vendors.

On August 8, 2011, Fred Tannous agreed to forgive and extinguish accrued and outstanding deferred compensation in the amount of approximately $29,843, and Bill Glaser agreed to forgive and extinguish accrued and outstanding deferred compensation in the amount of $187,886.

As of December 14, 2011, the Company raised $946,000 in a private placement of our common stock.  Pursuant to the terms of the offering, the Company can raise up to an additional $1,054,000 by December 31, 2011. The Company issued 9,850,000 shares of common stock and warrants to purchase 9,300,000 shares of its common stock in connection with this private placement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable disagreements with our independent auditors, Gumbiner Savett Inc.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

3.      We do not have adequate review and supervision procedures for financial reporting functions.  The review and supervision function of internal control relates to the accuracy of financial information reported.  The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information.  Due to our size and nature, review and supervision may not always be possible or economically feasible.  Management evaluated the impact of the significant number of adjustments as a result of our review and concluded that the resulting control deficiency represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures during the year ended December 31, 2010 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

On August 8, 2011, we formalized our disclosure controls and procedures, and are in the process of utilizing these controls and procedures to determine their effectiveness.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Our management assessed the effectiveness of our internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that as of December 31, 2010, our internal control over financial reporting was not effective due to the material weaknesses described above under “Disclosure Controls and Procedures.”

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We discuss remediation above under “Disclosure Controls and Procedures.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Current Management

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Name	Age	Position	Since
Fred E. Tannous	45	Co-Chairman of the Board, Chief Executive Officer, Chief Financial Officer	September 13, 2010
Bill Glaser	45	Co-Chairman of the Board, President	July 22, 2010

Fred E. Tannous.  Mr. Tannous is responsible for overseeing all aspects of our vision, strategy and financial operations, including financings and new business development.  Mr. Tannous has over 20 years of experience in finance, management, and new business development.   Since 2006, he has been active as founder, investor, and visionary behind several start-ups.  Prior to his positions with the Company, Mr. Tannous was a director of uKarma from June 2006 until August 2010.  From December 2000 through April 2006, Mr. Tannous was Chief Executive Officer of Health Sciences Group, Inc., where, as co-founder and CEO, he was involved in all aspects of its operations, starting with a self-underwritten public offering to guiding the overall strategy and marketing programs, launching new products, and effecting several key acquisitions and business development initiatives, which quickly increased shareholder value, reaching a market capitalization of approximately $100 million.  Prior to that, Mr. Tannous spent more than 14 years at Hughes Electronics where he worked in various capacities ranging from engineering to marketing to new business development.   While at DIRECTV, a subsidiary of Hughes, Mr. Tannous served as Sr. Manager of Investments & Acquisitions where he oversaw the company’s equity portfolio value at $1 billion.  He participated in valuing, structuring, and executing strategic investments and business enhancement opportunities. During his tenure, he was involved in effecting more than $500 million in transactions for the company and its operating units.

Mr. Tannous earned an MBA in finance and accounting from the University of Chicago, Graduate School of Business; completed coursework in international business at SDA Bocconi in Milan, Italy; and holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

Bill Glaser. Mr. Glaser works closely with our CEO to oversee our vision, strategy, and financial operations, including financing and new business development. Prior to his positions with the Company, Mr. Glaser was Chief Executive officer of Namaste Financial from October 2005 to January 2011.  Mr. Glaser was also the Chairman of the Board and Chief Executive Officer of uKarma from June 2006 until August 2010.  From December 2000 to July 2005, he served as President of Health Sciences Group, Inc., a manufacturer, marketer, and distributor of pharmaceuticals and nutrition based products.  He was also a director of Health Sciences from December 2000 to May 2007, during which time the company was publicly traded. He worked closely with the CEO of Health Sciences to provide oversight in all aspects of operations ranging from crafting and executing Health Sciences’ overall growth strategy to structuring debt and equity financings and seeking and evaluating qualified acquisition candidates.  Prior to that, Mr. Glaser was founder and Chief Executive Officer of Zenterprise, Inc., a corporate consulting firm that provided strategy, finance, and marketing services for both public and private companies.  Prior to that, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations.  Previously, he was a registered representative at Drexel Burnham Lambert and Smith Barney.  Mr. Glaser holds a Bachelor’s degree in finance and economics from the Ithaca College - School of Business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5, respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, no required reports during the fiscal year ended December 31, 2010 were untimely filed by any executive officer, director, or greater than 10% stockholder other than the following:

(i)
Fred E. Tannous, as an officer and director of the Company, failed to file a Form 3 when the Company’s common stock became registered pursuant to Section 12 of the Exchange Act, which event date was November 14, 2010.

(ii)
Innolog Holdings Corporation, as a 10% shareholder, failed to file a Form 3 when the Company’s common stock became registered pursuant to Section 12 of the Exchange Act, which event date was November 14, 2010.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, directors, and employees, which code is filed with this report as Exhibit 14.1.  A copy of our code will also be provided to any person without charge upon written request sent to us at our offices.

Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board

 There have been no material changes to the procedures by which our security holders may recommend nominees to the Board of Directors.

Audit Committee; Audit Committee Financial Expert

We do not have an audit committee of our Board.  Our entire Board acts as the audit committee.  The Board has determined that Fred Tannous is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2010 and 2009 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends.

Name and Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Comp- Ensation ($)		Total ($)
Fred E. Tannous,	2010	$55,385		$50,000	(2)	$80,000	(2)	$50,000	—	—	$2,625	(3)	$238,010
CEO and CFO	2009	—		—		—		—	—	—	—		—
Bill Glaser,	2010	$236,399	(4)	—		—		$150,054	—	—	$9,000	(3)	$395,453
President	2009 (5)	$144,231	(6)	—		—		$190,108	—	—	$9,000	(3)	$343,339

(1)
The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).  The assumptions made in the valuation of these options can be found in Note 2 to our financial statements included herein.

(2)	This compensation was paid in the form of 5,200,000 shares of our common stock.

(3)	This compensation consists of a car allowance of $750 per month pursuant to the executive officers’ employment agreement.

(4)	This amount was not paid to Mr. Glaser but was instead booked as deferred compensation.

(5)	These amounts represent historical compensation information that Mr. Glaser earned as the sole executive officer of uKarma.

(6)	This amount was paid in the form of 7,211,535 shares of uKarma common stock. This amount is prior to Innolog’s 1-for-11.120904 reverse stock split that was effected on August 18, 2010.

Grants of Plan-Based Awards

There were no plan-based awards granted during the 2010 year to any named executive officer.

Employment Agreements

Fred E. Tannous

On September 13, 2010, we entered into an agreement with Fred E. Tannous for his services as Chief Financial Officer.  On March 15, 2011, we amended this agreement in connection with his appointment as Chief Executive Officer in addition to his role as our CFO.  This amendment changed the end of his employment term to March 15, 2016.  On August 8, 2011, we amended the provisions regarding any increases in Mr. Tannous’ annual salary.

Mr. Tannous is compensated with an annual salary of $180,000.  Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) we raise an aggregate $5,000,000 in debt or equity financing after September 13, 2010 or (ii) we recognize $5,000,000 in cumulative gross revenues.  The annual salary will increase to $360,000 in the event that either (i) we raise an aggregate $10,000,000 in debt or equity financing after September 13, 2010 or (ii) we recognize $10,000,000 in cumulative gross revenues.

The signing bonus was shares of our common stock valued at $50,000.  Mr. Tannous will also receive a bonus of 5% of our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  The agreement also calls for 10-year options to purchase 10,000,000 shares of common stock under our 2010 Stock Option, Deferred Stock and Restricted Stock Plan at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable and the remainder of which will become exercisable at the rate of 1,000,000 shares at the end of each subsequent six (6) month period.

As an inducement for accepting the CEO position, Mr. Tannous had the right to receive 4,000,000 restricted shares of common stock.

In the event of a change of control of the Company prior to the one (1) month anniversary of Mr. Tannous’ termination, Mr. Tannous will be due the greater of (i) the remainder of his annual salary during the term of the agreement and (ii) $250,000, all unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Tannous.

In the event of Mr. Tannous’ termination without cause by the Company, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the term of the agreement and (ii) one (1) year’s salary, and all stock options held by Mr. Tannous under the plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

Bill Glaser

On August 3, 2010, we entered into an employment agreement with Bill Glaser for his services as Chief Executive Officer.  On March 15, 2011, we amended his agreement in connection with his appointment as President and the CEO position being filled by Mr. Tannous.   This amendment changed the end of his employment term to March 15, 2016.  On August 8, 2011, we amended the provisions regarding any increases in Mr. Glaser’s annual salary.

Mr. Glaser is compensated with an annual salary of $180,000.  His annual salary will increase to $250,000 in the event that either (i) we raise an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) we recognize $5,000,000 in cumulative gross revenues.  The annual salary will increase to $360,000 in the event that either (i) we raise an aggregate $10,000,000 in debt or equity financing after August 3, 2010 or (ii) we recognize $10,000,000 in cumulative gross revenues.

Mr. Glaser will receive a bonus of 5% of our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  The agreement also calls for 10-year options to purchase 5,000,000 shares of common stock under the plan at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 with the remainder to become exercisable at the rate of 500,000 shares at the end of each subsequent six (6) month period.

In the event of a change of control of the Company prior to the one (1) month anniversary of Mr. Glaser’s termination, Mr. Glaser will be due the greater of (i) the remainder of his annual salary during the term of the agreement and (ii) $250,000, all unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Glaser.

In the event of Mr. Glaser’s termination without cause by the Company, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the term of the agreement and (ii) one (1) year’s salary, and all stock options held by Mr. Glaser under the plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

Outstanding Equity Awards as of December 31, 2010

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Fred E. Tannous	3,000,000	7,000,000	7,000,000	$0.025	9/12/2020	─	─	─	─
Bill Glaser	1,500,000	3,500,000	3,500,000	$0.025	8/3/2020	─	─	─	─

Director Compensation

Our directors do not receive compensation for their services as directors.

 Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of November 15, 2011 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

Beneficial ownership is determined in accordance with SEC rules.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and/or Directors:
Fred E. Tannous 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212	12,856,823	(3)	28.52%
Bill Glaser 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90212	14,644,910	(4)	32.48%

5% Shareholders:
Innolog Holdings Corporation 4000 Legato Road, Suite 830, Fairfax, VA 22033	10,558,896	(5)	23.42%

All Executive Officers and Directors as a Group (2 persons)			61.00%

* Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	The percentage of class beneficially owned is based on 45,082,462 shares of common stock outstanding on November 15, 2011.

(3)
This amount includes 342,850 shares Mr. Tannous is entitled to receive from the Company’s spin-off from Innolog Holdings Corporation as a pro rata distribution of our common stock by Innolog to holders of Innolog common stock, which includes Mr. Tannous.

(4)
This amount includes 5,041,896 shares Mr. Glaser is entitled to receive from the Company’s spin-off from Innolog Holdings Corporation as a pro rata distribution of our common stock by Innolog to holders of Innolog common stock, which includes Mr. Glaser.

(5)
This amount includes the shares of common stock that Fred Tannous and Bill Glaser are entitled to receive from the Company’s spin-off from Innolog as described in footnotes 3 and 4 above.  The individual person with voting and investment power over these shares is William Danielczyk.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On August 16, 2010, we entered into a consulting agreement with Fred E. Tannous, who became an officer and director of the Company on September 13, 2010, pursuant to which Mr. Tannous would provide us consulting services with respect to certain of our business aspects.  In exchange for these services, we were to compensate Mr. Tannous with a one-time payment of $40,000, payable in cash or shares of common stock; provided, however, that if we issue shares of common stock, then the value of such shares shall equal $80,000 when issued.  On September 13, 2010, we granted Mr. Tannous 3,200,000 shares of our common stock as compensation under this agreement.  The consulting agreement expired on September 15, 2010.

Director Independence

Our Board of Directors has determined that it currently has no members who qualify as “independent” as the term is defined by Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following tables show the fees that were billed for audit and other services provided by Gumbiner Savett, Inc. and Spector & Associates, LLP during the fiscal years indicated:

	Fiscal Year Ended December 31,
	2010	2009
Audit Fees (1)	$15,730	$27,000
Audit-Related Fees (2)	─	─
Tax Fees (3)	─	1,200
All Other Fees (4)	─	─
Total	$15,730	$28,200

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

 As we do not have an Audit Committee of our Board, the entire Board of Directors approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended December 31, 2010, 100%, 100%, and 100% of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Board.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (3)

3.2	Bylaws of Awesome Living (1)

10.1	Employment Agreement between Bill Glaser and Awesome Living, dated August 3, 2010 (1)

10.2	Employment Agreement between Fred E. Tannous and Awesome Living, dated September 13, 2010 (1)

10.3	Consulting Agreement between Fred E. Tannous and Awesome Living, dated August 16, 2010 (1)

10.4	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and CGG Merger Sub Corporation, dated August 11, 2010 (2)

10.5	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (3)

10.6	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (3)

10.7	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (3)

10.8	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (3)

10.9	Amendment #2 to Employment Agreement with Fred E. Tannous, dated August 8, 2011 *

10.10	Amendment #2 to Employment Agreement with Bill Glaser, dated August 8, 2011 *

14.1	Code of Business Conduct and Ethics *

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

* Filed herewith.
(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on November 9, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERNEAR, INC.

Date: December 14, 2011	/s/ Fred E. Tannous
Fred E. Tannous, Chief Executive Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Fred E. Tannous	Chief Executive Officer, Chief Financial Officer, and Co-Chairman of the Board	December 14, 2011
Fred E. Tannous

/s/ Bill Glaser	President and Co-Chairman of the Board	December 14, 2011
Bill Glaser