Form 10-Q
period 2011-03-31
OverNear, Inc.
filed 2012-02-24
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54119

OverNear, Inc.

(Exact name of registrant as specified in it charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Blvd., Suite 900

Beverly Hills, CA 90212

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
☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

49,242,462 shares of the issuer’s common stock are issued and outstanding as of February 23, 2012.

OVERNEAR, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2011

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements begin on the following page, beginning with page F-1.

3

OVERNEAR, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$14	$400
Prepaid expenses	104,105	57,508
Inventory	18,092	18,092
Total Current Assets	122,211	76,000

Property and equipment, net	11,803	12,883

Production costs, net of accumulated amortization of $490,635 and $459,681
at March 31, 2011 and December 31, 2010, respectively	128,450	159,404

TOTAL ASSETS	$262,464	$248,287

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$278,648	$294,417
Due to stockholders	34,530	125
Accrued expenses	230,426	314,718
Current portion of legal settlement payable	68,750	50,000
Note payable, stockholder, including accrued interest of $247 and $99
at March 31, 2011 and December 31, 2010, respectively	10,247	10,099
Note payable, unrelated parties, including accrued interest of $921 and $802
at March 31, 2011 and December 31, 2010, respectively	8,921	8,802
Total Current Liabilities	631,522	678,161
Long-term portion of legal settlement payable	206,250	225,000
Total Liabilities	837,772	903,161

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000
shares authorized; 35,307,462 and 21,258,896 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	35,307	21,259
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued
at March 31, 2011 and December 31, 2010, respectively	-	-
Paid-in capital	643,482	219,606
Accumulated deficit	(1,254,097)	(895,739)
Total Stockholders' Deficit	(575,308)	(654,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$262,464	$248,287

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		uKarma Corporation
	OverNear, Inc.	(Predecessor)
	Three	Three
	months ended	months ended
	March 31, 2011	March 31, 2010

Sales	$-	$709

Cost of Sales	-	351
Gross Profit	-	358
Selling, General and Administrative Expenses	354,694	211,700

Operating Loss	(354,694)	(211,342)

Interest Expense	(2,864)	(3,840)

Loss before Income Taxes	(357,558)	(215,182)
Provision for Income Taxes	(800)	(800)
Net Loss	$(358,358)	$(215,982)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Shares	24,598,431	52,794,482

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2011	-	$-	21,258,896	$21,259	$219,606	$(895,739)	$(654,874)
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	100,000
Issuance of common stock as retainer for professional services	-	-	1,226,247	1,226	45,371	-	46,597
Issuance of common stock in lieu of settlement of accounts payable	-	-	1,405,332	1,405	51,997	-	53,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	185,425
Stock based compensation	-	-	-	-	52,500	-	52,500
Net Loss for the three months ended March 31, 2011	-	-	-	-	-	(358,358)	(358,358)
Balance at March 31, 2011	-	$-	35,307,462	$35,307	$643,482	$(1,254,097)	$(575,308)

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

		uKarma Corporation
	OverNear, Inc.	(Predecessor)
	Three	Three
	months ended	months ended
	March 31, 2011	March 31, 2010
Cash Flow from Operating Activities:
Net loss	$(358,358)	$(215,982)
Adjustment to reconcile net loss to
net cash used in operating activities:
Depreciation	1,080	1,278
Amortization of production costs	30,954	30,954
Issuance of stock in lieu of officer compensation	100,000
Stock based compensation	52,500	47,947
Decrease in operating assets:
Prepaid expenses	-	54
Inventory	-	351
Increase (Decrease) in operating liabilities:
Accounts payable	(36,810)	(58,329)
Accrued expenses	175,843	62,316
Net Cash used in Operating Activities	(34,791)	(131,411)

Cash Flow from Investing Activities:
Due to stockholders	34,405	(58,750)

Cash Flow from Financing Activities:
Repayments on note payable, stockholder	-	(2,500)
Proceeds from mergers	-	223,000
Net Cash Provided by Financing Activities	-	220,500

Net Increase (Decrease) in Cash	(386)	30,339

Cash Balance at Beginning of Period	400	85

Cash Balance at End of Period	$14	$30,424

Supplemental Disclosures:
Interest Paid	$2,597	$3,718

Non-cash activities during the three months ended March 31, 2011:

The Company issued 1,226,247 shares of its common stock valued at $46,597 as retainer for professional services.

The Company issued 1,405,332 shares of its common stock valued at $53,402 in lieu of settlement of accounts payable.

The Company issued 7,416,987 shares of its common stock to its officers valued at $185,425 in lieu of settlement of deferred compensation.

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

OverNear, Inc. (the “Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc.  On June 20, 2011, the Company’s name changed to OverNear, Inc.  The Company’s headquarters are located in Beverly Hills, California.

The Company plans to develop and market a location-based messaging platform and mobile application to connect people to people and merchants to shoppers.

The Company’s predecessor business developed and marketed a proprietary branded fitness DVD series that targets the rapidly growing market of individuals who seek to enrich their physical, spiritual, and mental wellness. Through infomercials and other marketing initiatives, the predecessor launched its products.  The Company plans to monetize its inventory of fitness DVD series assets by either selling the intellectual property and associated products, licensing the intellectual property and associated products, or entering into a joint venture with a company that will incur all marketing and related costs.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: On August 9, 2010, the Company entered into a Contribution Agreement (the “Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and assume liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value to uKarma as consideration for the acquired assets and assumed liabilities. Upon transfer of uKarma’s assets and liabilities, the Company continued uKarma’s operations. In the accompanying condensed financial statements, uKarma is referred to as the predecessor entity.

The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the period of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 that are included in the Form 10K filed by the Company on December 15, 2011.

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

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. At March 31, 2011 and December 31, 2010, accounts payable amounting to approximately $3,000 were secured by the Company’s inventory.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,080 and $1,278, respectively. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. To date, the Company has not had an impairment of long-lived assets and is not aware of the existence of any indicators of impairment.

Production Costs:   Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is estimated to be five years.  As of March 31, 2011 and December 31, 2010, the Company incurred production costs of $619,085, and recorded an amortization expense of $30,954 for each of the periods ended March 31, 2011 and 2010.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At March 31, 2011 and December 31, 2010, the Company has established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Net Loss Per Share: The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common stock shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common stock shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common stock equivalents are included because their effect would be anti-dilutive.

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500 and $47,947 related to stock option grants was recognized for the three months ended March 31, 2011 and 2010, respectively.

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

Management of the Company is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to generate revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2010 states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

The predecessor entered into an agreement with a consultant to provide consulting and advisory services for the Company and to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the project rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company is to pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of March 31, 2011 and December 31, 2010, there was a balance of $57,313 after advancing $70,000 and deducting royalties from sales. Future royalty obligations will be deducted from the current balance.

During the three months ended March 31, 2011, the Board of Directors of the Company approved the issuance of an aggregate 1,226,247 restricted shares of common stock valued at $46,597 to its attorney as a retainer fee for legal services.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Property and Equipment	$14,473	$14,473
Accumulated Depreciation	(2,670)	(1,590)

Property and Equipment, net	$11,803	$12,883

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Deferred Compensation	$228,026	$313,118
Accrued Income Tax	2,400	1,600
Total Accrued Liabilities	$230,426	$314,718

NOTE 7 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, which was payable $50,000 on December 15, 2011 and the remainder payable in monthly installments of $6,250 through January 7, 2015.

Total legal settlement payable	$275,000

Current portion of legal settlement payable	(68,750)

Legal settlement payable, net of current portion	$206,250

The following schedule represents maturities of the legal settlement payable for the twelve months ending March 31:

2012	$68,750
2013	75,000
2014	75,000
2015	56,250

$275,000

NOTE 8 – NOTE PAYABLE, STOCKHOLDER

A former note payable to a stockholder of the Company bore interest at 6% per annum and was due in November 2011, at which time the balance was $10,247, including accrued interest of $247. During the third quarter of the 2011 year, this note was fully paid off.

NOTE 9 – NOTES PAYABLE, UNRELATED PARTIES

Former notes payable to unrelated parties bore interest at 6% per annum and were due in August and September 2010. As of March 31, 2011, the Company was in default of these notes, and the balance of notes payable was $8,921, including accrued interest of $921. During the third quarter of the 2011 year, these notes were fully paid off.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following for the three months ended March 31, 2011:

Current:
Federal	$-
State	800

		$800
Deferred:
Federal	$(93,000)
State	(16,000)

	(109,000)
Valuation allowance	109,000

		-

		$800

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $847,000 each, which will begin to expire in 2031 and 2021, respectively. The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Unaudited)

Current deferred income tax assets:
Deferred compensation	$88,000	$53,000
Less valuation allowance	(88,000)	(53,000)

Net current deferred tax assets	$-	$-

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$338,000	$264,000
Accumulated depreciation of
Property and equipment	(2,000)	(2,000)
Less valuation allowance	(336,000)	(262,000)

Net non-current deferred tax assets	$-	$-

The Company has applied the provision of FASB ASC 740, “Income Tax,” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of March 31, 2010 and December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – PROVISION FOR INCOME TAXES (continued)

The Company is subject to taxation in the U.S. and files tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company has not yet filed its tax return for the period from inception (July 22, 2010) through December 31, 2010. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
States taxes	(6.0)
Stock based compensation	6.0
Other	3.0
Valuation reserve for income taxes	31.0

-%

NOTE 11 – STOCKHOLDERS’ EQUITY

On March 1, 2011, the Board of Directors of the Company approved the issuance of an aggregate 4,103,014 and 3,313,973 restricted shares of the Company’s common stock with a value of $0.025 per share to Mr. Glaser and Mr. Tannous, respectively, in consideration for the cancellation of deferred and accrued compensation in the amount of $102,575 and $82,850, respectively, owed by the Company.

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

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended
	March 31
	2011	2010
		uKarma Corporation
	OverNear, Inc.	(Predecessor)
	(Unaudited)	(Unaudited)
Numerator:
Net Loss	$(358,358)	$(215,982)
Denominator:
Weighted Average of Common Shares	24,598,431	52,794,482

Basic and Diluted Net Loss per Share	$(0.01)	$(0.00)

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – NET LOSS PER SHARE (continued)

There were no dilutive securities as of March 31, 2011 and 2010.

There were 15,000,000 out-of-money stock options excluded from the calculation of diluted net loss per share for the three months ended March 31, 2011 because the exercise prices were greater than the average fair market price of the common stock.

NOTE 13 – 2010 STOCK OPTION PLAN

On August 3, 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors, and consultants and other service providers. The Plan was subsequently amended on September 13, 2010 and July 1, 2011. Generally, all options granted expire ten years from the date of grant. It is the Company’s policy to issue new shares for stock options that are exercised rather than issuing treasury shares. Options generally vest over ten years. Prior to any grants under the Plan, there were 25,000,000 shares of common stock reserved for issuance under the Plan.

A summary of the status of stock options issued by the Company as of March 31, 2011 is presented in the following table:

	For the three months ended March 31, 2011
	Number of Shares	Average Price
Outstanding at the beginning of period	15,000,000	$0.025
Granted/Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025

Exercisable at the end of period	1,500,000	$0.025

The following table sets forth additional information about stock options outstanding at March 31, 2011:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.025	15,000,000	9.42	$0.025	1,500,000

As of March 31, 2011, there was $892,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4.25 years.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into an agreement with Bill Glaser for his services as Chief Executive Officer.  The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President.  The agreement expires on March 15, 2016.  The agreement was also amended on August 8, 2011 to change the terms of any increase in his annual salary.  Mr. Glaser is compensated with an annual salary of $180,000. His annual salary will increase to $250,000 in the event that either (i) the Company raises an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) the Company raises an aggregate $10,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of the Company’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

On September 13, 2010, the Company entered into an agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the position of Chief Executive Officer and grant 4,000,000 restricted shares of common stock valued at $100,000 as an inducement for accepting the CEO position.  The agreement was also amended on August 8, 2011 to change the terms of any increase in his annual salary.  The agreement expires on March 15, 2016.  Mr. Tannous is compensated with an annual salary of $180,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) the Company raises an aggregate $5,000,000 in debt or equity financing after September 13, 2010 or (ii) the Company recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) the Company raises an aggregate $10,000,000 in debt or equity financing after September 13, 2010 or (ii) the Company recognizes $10,000,000 in cumulative gross revenues.

As a signing bonus, Mr. Tannous was issued shares of the Company’s common stock valued at $50,000. Mr. Tannous will also receive a bonus of 5% of the Company’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – EMPLOYMENT AGREEMENTS (continued)

In the event of Mr. Tannous’ termination without cause by the Company, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the term and (ii) one (1) year’s salary, and all stock options held by Mr. Tannous under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

NOTE 15 – SUBSEQUENT EVENTS

On August 8, 2011, Fred Tannous agreed to forgive and extinguish accrued and outstanding deferred compensation in the amount of approximately $29,843, and Bill Glaser agreed to forgive and extinguish accrued and outstanding deferred compensation in the amount of $187,886.

As of January 30, 2012, the Company has issued an aggregate of 1,090,000 restricted shares of common stock to its consultants in consideration for consulting services. The shares were valued at $56,500.

Subsequent to the three months ended March 31, 2011, the Company raised a total of $1,251,000 in a private placement of its common stock.  The Company issued 12,720,000 shares of common stock and warrants to purchase 12,170,000 shares of its common stock in connection with this private placement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements as of, and for the quarters ended, March 31, 2011 and 2010 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

Overview

We plan to develop and market a location-based mobile messaging platform and mobile application to connect people to people and merchants to shoppers and plan to sell, joint venture, or license a fitness DVD series.  We were formed in July 2010 as a wholly owned subsidiary of uKarma. uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).   On June 17, 2011, we changed our name to OverNear, Inc. and added the mobile messaging portion of our business.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Sales.  We had no sales during the first quarter of 2011, while we had $709 in sales during the first quarter of 2010. This is due to not selling our DVD series, while formulating the business plan and strategy for our mobile app business.

Cost of Sales.  As we had no sales during the first quarter of 2011, we had no cost of sales during the period. In comparison, we had $$351 in cost of sales during the first quarter of 2010.

Gross Profit.  Gross profit during the first quarter of 2010 was $358, representing a gross margin of approximately 50%.  We had no gross profit during the first quarter of 2011 as we had no sales.

Selling, General and Administrative (SGA).  During the first quarter of 2011, our SGA expenses were $354,694, while total SGA expenses during the first quarter of 2010 were $211,700, representing an increase of approximately 68%.  The increase is due to an increase of $121,000 in officers’ compensation and $22,000 in legal fees.

Net Loss.  We had a net loss of $358,358 during the first quarter of 2011 compared to a net loss of $215,982 during the first quarter of 2010.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $34,791 for the first quarter of 2011 while net cash used in operating activities was $131,411for the first quarter of 2010. The decrease in cash used in operating activities is due primarily to limited operations during the first quarter of 2011.

Net cash provided by investing activities was $34,405 for the first quarter of 2011 while net cash used in investing activities was $58,705 for the first quarter of 2010. The increase in cash flow from investing activities is due to an increase in amount due to stockholders.

We had no financing activities during the first quarter of 2011. Net cash provided by financing activities was $220,500 for the first quarter of 2010.

CAPITAL RESOURCES

As of March 31, 2011, we had negative working capital of $509,311. To satisfy current working capital needs, we received a loan from an unrelated party. There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash via loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of March 31, 2011, we had cash of $14. We have obtained additional capital through equity financing and intend to obtain additional capital through debt or equity financings.

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

Our management is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to increase revenues.  Our ability to continue as a going concern is dependent on our ability to meet our financing arrangements and the success of our future operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report from our independent registered public accounting firm relating to the year ended December 31, 2010 states that there is substantial doubt about our ability to continue as a going concern.

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

The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Notes Payable	$19,168	$19,168	―	―	―
Legal Settlement Payable	$275,000	$68,750	$206,250	―	―
Employment Agreements	$1,785,000	$360,000	$720,000	$705,000	―

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the year ended December 31, 2010 and the quarter ended March 31, 2011 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

On August 8, 2011, we formalized our disclosure controls and procedures, and are in the process of utilizing these controls and procedures to determine their effectiveness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than the matter described below, we are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us. We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially 5% of any class of our voting securities.

On June 17, 2009 Jeffrey Fischer (the “Landlord”) filed a complaint for breach of lease against uKarma Corporation and Bill Glaser, our President, in the Los Angeles Superior Court in Los Angeles, California and subsequently named Fred Tannous, our Chief Executive Officer, as an additional defendant. On November 19, 2010, Awesome Living, Inc. (uKarma’s successor and now known as OverNear, Inc.) filed a cross-complaint against the Landlord, Hilary Fischer, Barry Fischer, and Garvin Drive Limited Partnership, all parties to the subject lease. The judge mandated a settlement conference for November 2011, and the parties reached a settlement on November 7, 2011 for the total amount of $275,000. Of this amount, $50,000 was paid on December 15, 2011 and the remainder is payable in monthly installments of $6,250 through January 7, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2011, we issued to Bill Glaser 4,103,014 shares of our common stock in consideration for an aggregate $102,575 in deferred and accrued compensation as of February 28, 2011.  This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On March 1, 2011, we issued to Fred E. Tannous 3,313,973 shares of our common stock in consideration for an aggregate $82,850 in deferred and accrued compensation as of February 28, 2011.  This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On March 15, 2011, we issued to Fred E. Tannous 4,000,000 shares of our common stock as a signing bonus in connection with becoming our Chief Executive Officer.  This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On March 31, 2011, we issued shares of our common stock to the law firm of Richardson & Patel LLP and the following of its recipient-designees:

Recipient	Number of Shares
Richardson & Patel LLP	150,000
David Wells	50,000
Sylvia Karayan	25,000
Edgar Park	50,000
Doug Gold	50,000
Erick Richardson	980,297
Nimish Patel	980,297
Addison Adams	172,994
Kevin Friedmann	172,991

We issued an aggregate 1,405,332 shares in consideration for $53,402.61 in accrued accounts payable liability through March 31, 2011, and an aggregate 1,226,247 shares in consideration for a $46,597.39 retainer fee for legal services to be rendered by Richardson & Patel LLP. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

Item 5.  Other Information.

(a) Below is a description of events that were required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but that were not reported. These disclosures were included in our prior Form 10-Q for the quarter ended September 30, 2011, which was filed with the Commission on August 5, 2011.

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

Also on March 15, 2011, we amended our employment agreement with Mr. Tannous in connection with his appointment as CEO in addition to his role as our CFO.  The amendment changed the end of his employment term to March 15, 2016.  The amendment also provides that Mr. Tannous will receive an additional stock grant of 4,000,000 restricted shares of common stock as an inducement for accepting the CEO position.  Mr. Tannous’ original employment agreement is dated September 13, 2010 and was filed as an exhibit to our registration statement on Form 10 filed with the SEC on September 15, 2010.  A copy of the amended employment agreement was filed on August 5, 2011 with our Quarterly Report on Form 10-Q and is incorporated by reference herein.  The foregoing description of the employment agreement and amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the employment agreement and amendment.

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

Also on March 15, 2011, we amended our employment agreement with Mr. Glaser in connection with his appointment as President.  The amendment changed the end of his employment term to March 15, 2016.  Mr. Glaser’s original employment agreement is dated August 3, 2010 and was filed as an exhibit to our registration statement on Form 10 filed with the SEC on September 15, 2010.  A copy of the amended employment agreement was filed on August 5, 2011 with our Quarterly Report on Form 10-Q and is incorporated by reference herein.  The foregoing description of the employment agreement and amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the employment agreement and amendment.

Item 6.  Exhibits.

Exh. No.	Exhibit Description

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws (1)

10.1	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (2)

10.2	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (2)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

* Filed herewith.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERNEAR, INC.
(Registrant)

Date: February 24, 2012	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)

