Form 10-Q
period 2011-06-30
OverNear, Inc.
filed 2012-03-07
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

49,242,462 shares of the issuer’s common stock are issued and outstanding as of March 7, 2012.

OVERNEAR, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2011

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements begin on the following page, beginning with page F-1.

3

OVERNEAR, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash	$25,250	$400
Prepaid expenses	93,916	57,508
Inventory	18,092	18,092
Total Current Assets	137,258	76,000

Property and equipment, net	10,723	12,883

Production costs, net of accumulated amortization of $521,590 and $459,681 at June 30, 2011 and December 31, 2010, respectively	97,495	159,404

TOTAL ASSETS	$245,476	$248,287

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$263,452	$294,417
Due to stockholders	-	125
Accrued expenses	313,110	314,718
Current portion of legal settlement payable	87,500	50,000
Note payable, stockholder, including accrued interest of $773 and $99 at June 30, 2011 and December 31, 2010, respectively	6,273	10,099
Notes payable, unrelated parties, including accrued interest of $268 and $802 at June 30, 2011 and December 31, 2010, respectively	2,768	8,802
Total Current Liabilities	673,103	678,161

Legal settlement payable, net of current portion	187,500	225,000

Total Liabilities	860,603	903,161

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 37,272,462 and 21,258,896 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	37,272	21,259
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued at June 30, 2011 and December 31, 2010, respectively	-	-
Paid-in capital	883,514	219,606
Accumulated deficit	(1,535,913)	(895,739)
Total Stockholders' Deficit	(615,127)	(654,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$245,476	$248,287

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		uKarma Corporation		uKarma Corporation
	OverNear, Inc.	(Predecessor)	OverNear, Inc.	(Predecessor)
	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales	$-	$75	$-	$784

Cost of Sales	-	16	-	367
Gross Profit	-	59	-	417

Selling, General and Administrative Expenses	279,321	216,911	634,015	428,611

Operating Loss	(279,321)	(216,852)	(634,015)	(428,194)
Interest Expense	(2,495)	(2,681)	(5,359)	(6,521)

Loss before Income Taxes	(281,816)	(219,533)	(639,374)	(434,715)
Provision for Income Taxes	-	-	(800)	(800)

Net Loss	$(281,816)	$(219,533)	$(640,174)	$(435,515)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Shares	36,604,750	52,794,482	30,531,673	52,794,482

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2011	-	$-	21,258,896	$21,259	$219,606	$(895,739)	$(654,874)
Private placement of common stock	-	-	1,850,000	1,850	148,525	-	150,375
Fair value of warrants issued in connection with private placement	-	-	-	-	34,625	-	34,625
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	100,000
Issuance of common stock as retainer for professional services	-	-	1,341,247	1,341	49,753	-	51,094
Issuance of common stock in lieu of settlement of accounts payable	-	-	1,405,332	1,405	51,997	-	53,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	185,425
Stock based compensation	-	-	-	-	105,000	-	105,000
Net Loss for the six months ended June 30, 2011	-	-	-	-	-	(640,174)	(640,174)
Balance at June 30, 2011	-	$-	37,272,462	$37,272	$883,514	$(1,535,913)	$(615,127)

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

		uKarma Corporation
	OverNear, Inc.	(Predecessor)
	Six	Six
	months ended	months ended
	June 30, 2011	June 30, 2010
Cash Flow from Operating Activities:
Net loss	$(640,174)	$(435,515)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,160	2,555
Amortization of production costs	61,909	61,909
Issuance of stock in lieu of officer compensation	100,000	-
Stock based compensation	105,000	95,894

Decrease in operating assets:
Prepaid expenses	14,684	60
Inventory	-	368
Increase (Decrease) in operating liabilities:
Accounts payable	22,438	(43,075)
Accrued expenses	184,057	131,898
Net Cash used in Operating Activities	(149,926)	(185,906)

Cash Flow from Investing Activities:
Due to stockholders	(125)	(103,501)
Note payable, stockholder	(10,099)	-
Net Cash Used in Investing Activities	(10,224)	(103,501)

Cash Flow from Financing Activities:
Repayments of notes payable, unrelated parties	-	(2,500)
Proceeds from private placement of common stock	185,000	-
Proceeds from mergers	-	310,500
Net Cash Provided by Financing Activities	185,000	308,000

Net Increase in Cash	24,850	18,593

Cash Balance at Beginning of Period	400	85

Cash Balance at End of Period	$25,250	$18,678

Supplemental Disclosures:
Interest Paid	$5,219	$6,279

Non-cash activities during six months ended June 30, 2011:

The Company issued 1,341,247 shares of its common stock valued at $51,094 as retainer fees for professional services.

The Company issued 1,405,332 shares of its common stock valued at $53,402 in lieu of settlement of accounts payable.

The Company issued 7,416,987 shares to its officers valued at $185,425 in lieu of settlement of deferred compensation.

Note payable to an unrelated party in the amount of $6,273 was reclassified as note payable, stockholder.

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

OverNear, Inc. (the “Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc.  On June 20, 2011, the Company’s name was changed to OverNear, Inc.  The Company’s headquarters are located in Beverly Hills, California.

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

The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statement for the year ended December 31, 2010 that are included in the Form 10K filed by the Company on December 15, 2011.

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

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. At June 30, 2011 and December 31, 2010, accounts payable amounting to approximately $3,000 were secured by the Company’s inventory.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense for the three months ended June 30, 2011 and 2010 was $1,080 and $1,277, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $2,160 and $2,555, respectively. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Impairment of Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. To date, the Company has not had any impairment of long-lived assets and is not aware of the existence of any indicators of impairment.

Production Costs:   Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is estimated to be five years.  As of June 30, 2011 and December 31, 2010, the Company incurred production costs of $619,085, and recorded amortization expense for each of the three months ended June 30, 2011 and 2010 of $30,955 and each of the six months ended June 30, 2011 and June 30, 2010 of $61,909.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At June 30, 2011 and December 31, 2010, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500, $47,947, $105,000, and $95,894 related to stock option grants were recognized for the three months ended June 30, 2011 and 2010, and for the six months ended June 30, 2011 and 2010, respectively.

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

Management of the Company is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to generate revenues. During the three months ended June 30, 2011, the Company was able to raise equity of $185,000 in a private placement of common stock (Also see Note 16). The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2010 states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

The predecessor entered into an agreement with a consultant to provide consulting and advisory services for the Company and to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the project rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company is to pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of June 30, 2011 and December 31, 2010, there was a balance of $57,313 after advancing $70,000 and deducting royalties from sales. Future royalty obligations will be deducted from the current balance.

During the six months ended June 30, 2011, the Board of Directors of the Company approved the issuance of an aggregate 1,341,247 restricted shares of common stock valued at $51,094 to its attorney and a consultant in consideration for future legal and consulting services. During three months ended June 30, 2011, $14,684 of prepaid legal fees was expensed off.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Property and Equipment	$14,473	$14,473
Accumulated Depreciation	(3,750)	(1,590)

Property and Equipment, net	$10,723	$12,883

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Deferred Compensation	$310,710	$313,118
Accrued Income Tax	2,400	1,600
Total Accrued Liabilities	$313,110	$314,718

NOTE 7 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, which was payable $50,000 on December 15, 2011 and the remainder payable in monthly installments of $6,250 through January 7, 2015.

Total legal settlement payable	$275,000

Current portion of legal settlement payable	(87,500)

Legal settlement payable, net of current portion	$187,500

The following schedule represents maturities of the legal settlement payable for the twelve months ending June 30:

2012	$87,500
2013	75,000
2014	75,000
2015	37,500

$275,000

NOTE 8 – NOTE PAYABLE, STOCKHOLDER

A former note payable to a stockholder of the Company bore interest at 6% per annum and was due in August 2010. As of June 30, 2011, the note was in default. The balance of the note payable was $6,273 and $10,999, including accrued interest of $773 and $99, at June 30, 2011 and December 31, 2010, respectively (See Note 9). During the third quarter of the 2011 year, this note was fully paid off.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – NOTE PAYABLE, UNRELATED PARTY

A former note payable to an unrelated party bore interest at 6% per annum and was due in September 2010. As of June 30, 2011 and December 31, 2010, the Company was in default, and the balance of the note payable was $2,768 and $8,802, including accrued interest of $268 and $802, respectively. During the third quarter of the 2011 year, this note was fully paid off.

During the six months ended June 30, 2011, note payable to an unrelated party amounting to $6,273 was reclassified to note payable, stockholder.

NOTE 10 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following for the six months ended June 30, 2011:

Current:
Federal	$-
State	800
		$800
Deferred:
Federal	(160,000)
State	(28,000)
	(188,000)
Valuation allowance	188,000
		-
		$800

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $955,000 each, which will begin to expire in 2031 and 2021, respectively. The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(Unaudited)
Current deferred income tax assets:
Deferred compensation	$124,000	$53,000
Less valuation allowance	(124,000)	(53,000)
Net current deferred tax assets	$-	$-
Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$380,000	$264,000
Accumulated depreciation of
Property and equipment	(1,000)	(2,000)
Less valuation allowance	(379,000)	(262,000)
Net non-current deferred tax assets	$-	$-

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – PROVISION FOR INCOME TAXES (continued)

The Company has applied the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At June 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of June 30, 2011 and December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and files tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company has not yet filed its tax return for the period from inception (July 22, 2010) through December 31, 2010. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
States taxes	(6.0)
Stock based compensation	7.0
Other	4.0
Valuation reserve for income taxes	29.0

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

On March 31, 2011, the Board of Directors of the Company approved the issuance of aggregate 1,405,332 and 1,226,247 restricted shares of the Company’s common stock with a value of $0.038 per share to a service provider in consideration of $53,402 owed and $46,597 prepaid to such service provider, respectively.

On May 18, 2011, the Board of Directors of the Company approved the issuance of an aggregate 115,000 restricted shares of common stock to its consultant in consideration for future consulting services. The shares issued were valued at $4,497.

During the six months ended June 30, 2011, the Board of Directors of the Company approved the issuance of an aggregate 1,850,000 shares of the Company’s common stock with a value of $0.10 per share to investors from a private placement in consideration of $185,000. The Company also issued warrants to purchase 1,850,000 shares of its common stock in connection with this private placement. The fair value of warrants was determined to be $34,625 (See Note 14)

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended		For the six months ended
	June 30		June 30
	2011	2010	2011	2010
		uKarma Corporation		uKarma Corporation
	OverNear, Inc.	(Predecessor)	OverNear, Inc.	(Predecessor)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net Loss	$(281,816)	$(219,533)	$(640,174)	$(435,515)
Denominator:
Weighted Average of Common Shares	36,604,750	52,794,482	30,531,673	52,794,482
Basic and Diluted Net Loss per Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

There were no dilutive securities for the six months ended June 30, 2011 and 2010.

There were also 16,850,000 and 11,777,000 out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2011 and 2010 because they are anti-dilutive.

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

A summary of the status of stock options issued by the Company as of June 30, 2011 is presented in the following table:

	For the six months ended June 30, 2011
	Number of Shares	Average Price
Outstanding at the beginning of period	15,000,000	$0.025
Granted/Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025

Exercisable at the end of period	3,000,000	$0.025

The following table sets forth additional information about stock options outstanding at June 30, 2011:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$ 0.025	15,000,000	9.17	$0.025	3,000,000

As of June 30, 2011, there was $840,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 4 years.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – STOCK WARRANTS

During the six months ended June 30, 2011, the Company issued stock purchase warrants to investors in a private placement for the right to purchase 1,850,000 shares of the Company’s common stock at the price of $0.25 per share.  The warrants vested immediately and have a term of five years.  The warrants were valued at $34,625 using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

Six months ended
June 30, 2011
Weighted average fair value per warrant granted	$0.10
Risk-free interest rate	0.65 - 1.1%
Expected dividend yield	0%
Expected lives	2.5

NOTE 15 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President. Per the amendment to the agreement dated August 8, 2011, Mr. Glaser is compensated with an annual salary of $180,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) the Company raises an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) the Company raises an aggregate $10,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of the Company’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the position of Chief Executive Officer. Per the amendment to the agreement dated August 8, 2011, Mr. Tannous is compensated with an annual salary of $180,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) the Company raises an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) the Company raises an aggregate $10,000,000 in debt or equity financing after August 3, 2011 or (ii) the Company recognizes $10,000,000 in cumulative gross revenues.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 – EMPLOYMENT AGREEMENTS (continued)

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

NOTE 16 – SUBSEQUENT EVENTS

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

Subsequent to the six months ended June 30, 2011, the Company raised a total of $1,050,000 in a private placement of its common stock.  The Company issued 10,320,000 shares of common stock and warrants to purchase 10,320,000 shares of its common stock in connection with this private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements as of, and for the quarters ended, June 30, 2011 and 2010 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Sales.  We had no sales during the second quarter of 2011, while we had $75 in sales during the second quarter of 2010. This is due to not selling our DVD series, while formulating the business plan and strategy for our mobile app business.

Cost of Sales.  As we had no sales during the second quarter of 2011, we had no cost of sales during the period. In comparison, we had $16 in cost of sales during the second quarter of 2010.

Gross Profit.  Gross profit during the second quarter of 2010 was $59, representing a gross margin of approximately 79%.  We had no gross profit during the second quarter of 2011 as we had no sales.

Selling, General and Administrative (SGA).  During the second quarter of 2011, our SGA expenses were $279,321, while total SGA expenses during the second quarter of 2010 were $216,911, representing an increase of approximately 29%.  The increase is due to an increase of $23,000 or 11% in officers’ compensation, $34,000 or 16% in legal and other services, and $5,000 or 2% in stock-based compensation expense.

Net Loss.  We had a net loss of $281,816 during the second quarter of 2011 compared to a net loss of $219,533 during the second quarter of 2010.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Sales.  We had no sales during the first half of 2011, while we had $784 in sales during the first half of 2010. This is due to not selling our DVD series, while formulating the business plan and strategy for our mobile app business.

Cost of Sales.  As we had no sales during the first half of 2011, we had no cost of sales during the period. In comparison, we had $367 in cost of sales during the first half of 2010.

Gross Profit.  Gross profit during the first half of 2010 was $417, representing a gross margin of approximately 53%.  We had no gross profit during the first half of 2011 as we had no sales.

Selling, General and Administrative (SGA).  During the first half of 2011, our SGA expenses were $634,015, while total SGA expenses during the first half of 2010 were $428,611, representing an increase of approximately 48%.  The increase is due to an increase of $144,000 or 34% in officers’ compensation, $53,000 or 12% in legal services, and $9,000 or 2% in stock-based compensation expense.

Net Loss.  We had a net loss of $640,174 during the first half of 2011 compared to a net loss of $435,515 during the first half of 2010.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $149,926 for the six months ended June 30, 2011 while net cash used in operating activities was $185,906 for the six months ended June 30, 2010. The decrease in cash used in operating activities is due primarily to limited operations during the first half of 2011.

Net cash used in investing activities was $10,224 for the six months ended June 30, 2011 while net cash used in investing activities was $103,501 for the six months ended June 30, 2010. The decrease in cash used in investing activities is due to significant repayment to stockholders in the amount of $103,501 made during the six months ended June 30, 2010 with no such significant repayments during the six months ended June 30, 2011.

Net cash provided by financing activities was $185,000 for the six months ended June 30, 2011 while net cash provided by financing activities was $308,000 for the six months ended June 30, 2010. During the six months ended June 30, 2010, we received $310,500 in cash pursuant to the terms of a merger agreement between uKarma and Innolog in 2009, but during the same period we had a note repayment of $2,500 to an unrelated party. During the six months ended June 30, 2011, we received proceeds of $185,000 from a private placement of stock.

CAPITAL RESOURCES

As of June 30, 2011, we had negative working capital of $535,845. To satisfy current working capital needs, we raised $185,000 through a private placement of our securities. There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of June 30, 2011, we had cash of $25,250. We have obtained additional capital through an equity financing and intend to obtain additional capital through debt or equity financings.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Notes Payable	$9,041	$9,041	―	―	―
Legal Settlement Payable	$275,000	$87,500	$187,500	―	―
Employment Agreements	$1,695,000	$360,000	$720,000	$615,000	―

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended June 30, 2011 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 18, 2011, we issued 115,000 shares of our common stock to Jay Thomas, a consultant to the Company, in consideration for a $4,497 retainer fee for consulting services to be rendered. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On June 30, 2011, we issued an aggregate 1,850,000 shares of our common stock to 8 investors in a private placement of our common stock and warrants. As part of this offering, we also issued warrants to purchase an aggregate 1,850,000 shares of our common stock. The aggregate consideration paid by these investors was $185,000. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act and Rule 506 of Regulation D, based in part by representations made by the investors in subscription agreements.

Item 5.  Other Information.

(a)	Name Change

Effective June 20, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. by filing a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada.

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

OVERNEAR, INC.
(Registrant)

Date: March 7, 2012	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)

