Form 10-Q
period 2011-09-30
OverNear, Inc.
filed 2012-03-07
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

FOR QUARTER ENDED SEPTEMBER 30, 2011

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements begin on the following page, beginning with page F-1.

3

OVERNEAR, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$186,336	$400
Prepaid expenses	59,123	57,508
Inventory	18,092	18,092
Total Current Assets	263,551	76,000

Property and equipment, net	9,644	12,883
Software development in progress	75,560	-

Production costs, net of accumulated amortization of $552,544 and $459,681 at September 30, 2011 and December 31, 2010, respectively	66,541	159,404

Trademark	1,300	-

TOTAL ASSETS	$416,596	$248,287

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$237,368	$294,417
Due to stockholders	-	125
Accrued expenses	122,281	314,718
Current portion of legal settlement payable	106,250	50,000
Note payable, stockholder, including accrued interest of $99 at December 31, 2010	-	10,099
Notes payable, unrelated parties, including accrued interest $802 at December 31, 2010	-	8,802
Total Current Liabilities	465,899	678,161

Legal settlement payable, net of current portion	168,750	225,000

Total Liabilities	634,649	903,161

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 42,072,462 and 21,258,896 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	42,072	21,259
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued at September 30, 2011 and December 31, 2010, respectively	-	-
Paid-in capital	1,397,137	219,606
Accumulated deficit	(1,657,263)	(895,739)
Total Stockholders' Deficit	(218,054)	(654,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$416,595	$248,287

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		OverNear, Inc.		OverNear, Inc.
		and		and
	OverNear, Inc.	uKarma Corporation	OverNear, Inc.	uKarma Corporation

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales	$-	$-	$-	$784

Cost of Sales	-	-	-	367
Gross Profit	-	-	-	417
Selling, General and Administrative Expenses	349,637	355,795	983,652	785,356

Operating Loss	(349,637)	(355,795)	(983,652)	(784,939)

Other (Expense) Income
Interest	(1,942)	(2,599)	(7,301)	(9,120)
Gain on Forgiveness of Debt	230,229	103,912	230,229	103,912
Other	-	25,000	-	25,950
Total Other Income	228,287	126,313	222,928	120,742

Loss before Income Taxes	(121,350)	(229,482)	(760,724)	(664,197)
Provision for Income Taxes	-	-	(800)	(800)
Net Loss	$(121,350)	$(229,482)	$(761,524)	$(664,997)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.05)

Weighted Average Number of Shares	38,750,179	14,056,973	33,301,280	14,056,973

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2011	-	$-	21,258,896	$21,259	$219,606	$(895,739)	$(654,874)
Private placement of common stock	-	-	6,650,000	6,650	506,500	-	513,150
Fair value of warrants issued in connection with private placement	-	-	-	-	112,850	-	112,850
Fair value of warrants issued for services	-	-	-	-	24,923	-	24,923
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	100,000
Issuance of common stock as retainer for professional services	-	-	1,341,247	1,341	49,753	-	51,094
Issuance of common stock in lieu of settlement of accounts payable	-	-	1,405,332	1,405	51,997	-	53,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	185,425
Stock based compensation	-	-	-	-	157,500	-	157,500
Net Loss for the nine months ended September 30, 2011	-	-	-	-	-	(761,524)	(761,524)
Balance at September 30, 2011	-	$-	42,072,462	$42,072	$1,397,137	$(1,657,263)	$(218,054)

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

		OverNear, Inc.
		and
	OverNear, Inc.	uKarma Corporation
	Nine	Nine
	months ended	months ended
	September 30, 2011	September 30, 2010
Cash Flow from Operating Activities:
Net loss	$(761,524)	$(664,997)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,239	3,833
Amortization of production costs	92,863	92,863
Issuance of stock in lieu of officer compensation	100,000	130,000
Stock based compensation	157,500	118,549
Gain on forgiveness of debt	(230,229)	(103,912)

Decrease in operating assets net of effects of acquisition of assets from Predecessor entity during the nine months ended September 30, 2010:
Prepaid expenses	49,479	9,901
Inventory	-	368
Increase in operating liabilities net of effects of acquisition of liabilities from Predecessor entity during the nine months ended September 30, 2010:
Accounts payable	8,854	29,944
Accrued expenses	210,717	181,576
Net Cash used in Operating Activities	(369,101)	(201,875)

Cash Flow from Investing Activities:
Due to stockholders	(125)	(125,250)
Software development	(50,637)
Acquisition of trademark	(1,300)
Net Cash Used in Investing Activities	(52,062)	(125,250)

Cash Flow from Financing Activities:
Repayments of note payable, unrelated party	(2,693)	(2,137)
Repayment of note payable, stockholders	(16,208)
Proceeds from private placement of common stock	626,000	-
Proceeds from mergers	-	348,000
Net Cash Provided by Financing Activities	607,099	345,863

Net Increase in Cash	185,936	18,738

Cash Balance at Beginning of Period	400	85

Cash Balance at End of Period	$186,336	$18,823

Supplemental Disclosures:
Interest Paid	$8,202	$8,757

Non-cash activities during nine months ended September 30, 2011:

The Company issued 1,341,247 shares of its common stock valued at $51,094 as retainer for professional services.

The Company issued 1,405,332 shares of its common stock valued at $53,402 in lieu of settlement of accounts payable.

The Company issued 7,416,987 shares to its officers valued at $185,425 in lieu of settlement of deferred compensation.

The Company issued 276,000 warrants valued at $24,923 in connection with software development.

Non-cash activities during nine months ended September 30, 2010:

The predecessor entity forgave advances to a stockholder in the amount of $168,173 in exchange for cancellation of previously issued 5,000,000 stock options and 575,000 warrants to this stockholder.

The Company issued 5,500,000 shares of its common stock to its President in lieu of accrued compensation in the amount of $137,500

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: On August 9, 2010, the Company entered into a Contribution Agreement (the “Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and assume liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value to uKarma as consideration for the acquired assets and assumed liabilities. Upon transfer of uKarma’s assets and liabilities, the Company continued uKarma’s operations. In the accompanying condensed financial statements, uKarma is referred to as the predecessor entity. The Company in the prior period refers to the operations of both the Company and the predecessor. The accompanying condensed financial statements for the three and nine months ended September 30, 2010 present combined results of operations for the Company and its predecessor for the periods preceding and succeeding the inception of the Company. The Company had no operations for the period from inception (July 22, 2010) through August 8, 2010.

The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 that are included in the Form 10-K filed by the Company on December 15, 2011.

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

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. At September 30, 2011 and December 31, 2010, accounts payable amounting to approximately $3,000 were secured by the Company’s inventory.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense was $1,079, $1,278, $3,239 and $3,833 for the three and nine months ended September 30, 2011 and 2010, respectively. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Software Development Costs: Research and development costs are charged to expenses as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of September 30, 2011, the Company had capitalized software development costs of $75,560. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs is recognized during the three and nine months ended September 30, 2011.

Impairment of Long-Lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. To date the Company has not had an impairment of long-lived assets and is not aware of the existence of any indicators of impairment.

Intangible Assets: Intangible assets consist of a trademark stated at cost which is amortized on a straight-line basis over its statutory life.

Production Costs:   Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is estimated to be five years.  As of September 30, 2011 and December 31, 2010, the Company incurred production costs of $619,085, and recorded amortization expense of $30,954 and $92,863 for each of the three and nine months ended September 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At September 30, 2011 and December 31, 2010, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500, $22,655, $157,500, and $118,549 related to stock options were recognized for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Management of the Company is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to generate revenues. During the nine months ended September 30, 2011, the Company was able to raise equity of $626,000 under private placement of common stock (Also see Note 18). The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2010 states that there is substantial doubt about the Company’s ability to continue as a going concern.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 5 – PREPAID EXPENSES

The predecessor entered into an agreement with a consultant to provide consulting and advisory services for the Company and to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the project rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company is to pay a royalty of 8% on the first $300,000 and 10% on above $300,000 on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges. As of September 30, 2011 and December 31, 2010, there was a balance of $57,313 after advancing $70,000 and deducting royalties from sales. Future royalty obligations will be deducted from the current balance.

During the nine months ended September 30, 2011, the Board of Directors of the Company approved the issuance of an aggregate 1,341,247 restricted shares of common stock valued at $51,094 to its attorney and consultant in consideration for future legal and consulting services. During nine months ended September 30, 2011, $44,982 of prepaid legal fees and $4,497 of prepaid consulting fees was expensed off.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Property and Equipment	$14,473	$14,473
Accumulated Depreciation	(4,829)	(1,590)

Property and Equipment, net	$9,644	$12,883

Software development in progress represents cost incurred by the Company for the development of location based messaging platform and mobile application to connect people to people and merchant to shoppers. The software development cost incurred will be amortized when the related software is available for release to the general public.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Deferred Compensation	$119,882	$313,118
Accrued Income Tax	2,400	1,600
Total Accrued Liabilities	$122,282	$314,718

NOTE 8 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, which was payable $50,000 on December 15, 2011 with the remainder payable in monthly installments of $6,250 through January 7, 2015.

Total legal settlement payable	$275,000

Current portion of legal settlement payable	(106,250)

Legal settlement payable, net of current portion	$168,750

The following schedule represents maturities of the settlement payable for the twelve months ending September 30:

2012	$106,250
2013	75,000
2014	75,000
2015	18,750

$275,000

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – NOTE PAYABLE, STOCKHOLDER

At December 31, 2010, note payable to stockholder amounted to $10,099 and carried interest at 6% per annum. The note was repaid during the nine months ended September 30, 2011.

NOTE 10 – NOTES PAYABLE, UNRELATED PARTIES

At December 31, 2010, notes payable to unrelated parties amounted to $8,802 and carried interest at 6% per annum. These notes were repaid during the nine months ended September 30, 2011.

NOTE 11 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following for the nine months ended September 30, 2011:

Current:
Federal	$-
State	800
		$800
Deferred:
Federal	(172,000)
State	(30,000)
	(202,000)
Valuation allowance	202,000
		-
		$800

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $1,140,000 each, which will begin to expire in 2031 and 2021, respectively. The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Unaudited)
Current deferred income tax assets:
Deferred compensation	$94,000	$53,000
Less valuation allowance	(94,000)	(53,000)

Net current deferred tax assets	$-	$-

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$454,000	$264,000
Accumulated depreciation of
Property and equipment	(31,000)	(2,000)
Less valuation allowance	(423,000)	(262,000)

Net non-current deferred tax assets	$-	$-

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – PROVISION FOR INCOME TAXES (continued)

The Company has applied the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At September 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of September 30, 2011 and December 31, 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and files tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company has not yet filed its tax return for the period from inception (July 22, 2010) through December 31, 2010. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
States taxes	(6.0)
Stock based compensation	8.0
Other	5.0
Valuation reserve for income taxes	27.0

-%

NOTE 12 – STOCKHOLDERS’ EQUITY

On March 1, 2011, the Board of Directors of the Company approved the issuance of an aggregate 4,103,014 and 3,313,973 restricted shares of the Company’s common stock with a value of $0.025 per share to Bill Glaser and Fred Tannous, respectively, in consideration for the cancellation of deferred and accrued compensation in the amount of $102,575 and $82,850, respectively, owed by the Company.

On March 15, 2011, the Board of Directors of the Company appointed Mr. Tannous, previously Chief Financial Officer, as Chief Executive Officer and Mr. Glaser, previously Chief Executive Officer, as President of the Company. The Company amended the employment agreement with Mr. Tannous to issue 4,000,000 shares of restricted common stock of the Company with a value of $0.025 per share in consideration for engaging in the new role and responsibilities. The Company also amended the employment agreement with Mr. Glaser and changed his title from Chief Executive Officer to President of the Company.

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

During the nine months ended September 30, 2011, the Company approved the issuance of an aggregate 6,100,000 shares of the Company’s common stock with a value of $0.10 per share to investors under private placement in consideration of $610,000. The Company also approved the issuance of an aggregate 550,000 shares of the Company’s common stock with a value of $0.029 per share to an investor in consideration of $16,000. The Company also issued warrants to purchase 6,100,000 shares of its common stock in connection with this private placement, the fair value of warrant was determined to be $112,850 (See Note 15).

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

		OverNear, Inc.		OverNear, Inc.
		and		and
	OverNear, Inc.	uKarma Corporation	OverNear, Inc.	Ukarma Corporation
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net Loss	$(121,350)	$(229,482)	$(761,524)	$(664,197)
Denominator:
Weighted Average of Common Shares	38,750,179	14,056,973	33,301,280	14,056,973

Basic and Diluted Net Loss per Share	$(0.00)	$(0.02)	$(0.02)	$(0.05)

There were no dilutive securities for the nine months ended September 30, 2011 and 2010.

There were also 21,100,000 and 15,000,000 out-of-money stock options and warrants excluded from the calculation of diluted net loss per share for the three months and nine months ended September 30, 2011 and 2010, respectively, because they are anti-dilutive.

NOTE 14 – 2010 STOCK OPTION PLAN

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

A summary of the status of stock options issued by the Company as of September 30, 2011 is presented in the following table:

	For the nine months ended September 30, 2011
	Number of Shares	Average Price
Outstanding at the beginning of period	15,000,000	$0.025
Granted/Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025

Exercisable at the end of period	3,000,000	$0.025

Shares available for future grant	10,000,000	N/A

The following table sets forth additional information about stock options outstanding at September 30, 2011:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.025	15,000,000	8.92	$0.025	3,000,000

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – 2010 STOCK OPTION PLAN (continued)

As of September 30, 2011, there was $787,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.75 years.

NOTE 15 – STOCK WARRANTS

During the nine months ended September 30, 2011, the Company issued stock purchase warrants to investors in a private placement and a software developer for the right to purchase 6,100,000 and 276,000 shares of the Company’s common stock at the price of $0.25 and $0.01 per share, respectively.  The warrants vest immediately and have a term of five years from the date warrants are issued.  The warrants were valued at $112,850 and $24,923, respectively, using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

Nine months ended
September 30, 2011
Weighted average fair value per option granted	$0.10
Risk-free interest rate	0.24 - 1.1%
Expected dividend yield	0%
Expected lives	2.5

NOTE 16 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President. Per the amendment to the agreement dated August 8, 2011, Mr. Glaser is compensated with an annual salary of $180,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) the Company raises an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) the Company raises an aggregate $10,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of the Company’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 – EMPLOYMENT AGREEMENTS (continued)

On September 13, 2010, the Company entered into a 5-year agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the position of Chief Executive Officer. Per the amendment to the agreement dated August 8, 2011, Mr. Tannous is compensated with an annual salary of $180,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) the Company raises an aggregate $5,000,000 in debt or equity financing after August 3, 2010 or (ii) the Company recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) the Company raises an aggregate $10,000,000 in debt or equity financing after August 3, 2011 or (ii) the Company recognizes $10,000,000 in cumulative gross revenues.

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

NOTE 17 – GAIN ON FORGIVENESS OF DEBT

During the nine months ended September 30, 2011 and 2010, the Company entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable. The Company’s officers also forgave their deferred compensation during the nine months ended September 30, 2011. As a result of these transactions, the Company recorded gain on forgiveness of debt of $230,229 and $103,912 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 18 – SUBSEQUENT EVENTS

As of January 30, 2012, the Company issued an aggregate of 1,090,000 shares of common stock to its consultants in consideration for consulting services. The shares were valued at $56,500.

Subsequent to the nine months ended September 30, 2011, the Company raised a total of $625,000 in a private placement of its common stock.  The Company issued 6,070,000 shares of common stock and warrants to purchase 6,070,000 shares of its common stock in connection with this private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements as of, and for the quarters ended, September 30, 2011 and 2010 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

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

Results of Operations

The results of operations for the three months and nine months ended September 30, 2010 present the combined results of operations for the Company and our predecessor.

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

Sales.  We had no sales during the third quarter of 2011 or 2010. This is due to not selling our DVD series, while formulating the business plan and strategy for our mobile app business as well as initiating our software development.

Selling, General and Administrative (SGA).  During the third quarter of 2011, our SGA expenses were $349,637, while total SGA expenses during the third quarter of 2010 were $355,795, representing a slight decrease of approximately 2%.  This resulted from an increase of $24,000 or 7% in officers’ compensation, $23,000 or 6% in accounting services, $30,000 or 8% in stock-based compensation expense, and $5,000 or 2% in automobile and computer expenses, offset by a decrease of $78,000 or 22% in consulting and legal fees and $10,000 or 3% in royalty expenses.

Gain on Forgiveness of Debt.  During the three months ended September 30, 2011 and 2010, we entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable. Our officers also forgave their deferred compensation during the three months ended September 30, 2011. As a result of these transactions, we recorded gain on forgiveness of debt of $230,229 and $103,912 for the three months ended September 30, 2011 and 2010, respectively.

Net Loss.  We had a net loss of $121,350 during the third quarter of 2011 compared to a net loss of $229,482 during the third quarter of 2010.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Sales.  We had no sales during the nine months ended September 30, 2011, while we had $784 in sales during the nine months ended September 30, 2010. This is due to not selling our DVD series, while formulating the business plan and strategy for our mobile app business as well as initiating our software development.

Cost of Sales.  As we had no sales during the nine months ended September 30, 2011, we had no cost of sales during the period. In comparison, we had $367 in cost of sales during the nine months ended September 30, 2010.

Gross Profit.  Gross profit during the nine months ended September 30, 2010 was $417, representing a gross margin of approximately 53%.  We had no gross profit during the nine months ended September 30, 2011 as we had no sales.

Selling, General and Administrative (SGA).  During the nine months ended September 30, 2011, our SGA expenses were $983,652, while total SGA expenses during the nine months ended September 30, 2010 were $785,356, representing an increase of approximately 26%.  This resulted from an increase of $168,000 or 21% in officers’ compensation, $36,000 or 5% in accounting services and legal services, $39,000 or 5% in stock-based compensation expense, and $15,000 or 2% in automobile, computer, and public relations expenses, offset by a decrease of $49,000 or 6% in consulting fees and $10,000 or 1% in royalty expenses.

Gain on Forgiveness of Debt.  During the nine months ended September 30, 2011 and 2010, we entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable. Our officers also forgave their deferred compensation during the nine months ended September 30, 2011. As a result of these transactions, we recorded gain on forgiveness of debt of $230,229 and $103,912 for the nine months ended September 30, 2011 and 2010, respectively.

Net Loss.  We had a net loss of $761,524 during the nine months ended September 30, 2011 compared to a net loss of $664,997 during the nine months ended September 30, 2010.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $369,101 for the nine months ended September 30, 2011 while net cash used in operating activities was $201,875 for the nine months ended September 30, 2010. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants.

Net cash used in investing activities was $52,062 for the nine months ended September 30, 2011 while net cash used in investing activities was $125,250 for the nine months ended September 30, 2010. The decrease in cash used in investing activities is due to a significant repayment of amounts due to stockholders in the amount of $125,250 during the nine months ended September 30, 2010 as compared to $50,637 we paid during the nine months ended September 30, 2011 for the development of software.

Net cash provided by financing activities was $607,099 for the nine months ended September 30, 2011 while net cash provided by financing activities was $345,863 for the nine months ended September 30, 2010. The increase in cash flow from financing activities is due to proceeds from the issuance of our securities in a private placement.

CAPITAL RESOURCES

As of September 30, 2011, we had negative working capital of $202,348. To satisfy current working capital needs, we raised $626,000 through a private placement of our securities during the first nine months of 2011. There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of September 30, 2011, we had cash of $186,336. We have obtained additional capital through an equity financing and intend to obtain additional capital through debt or equity financings.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Legal Settlement Payable	$275,000	$106,250	$168,750	-	-
Employment Agreements	$1,605,000	$360,000	$720,000	$525,000	-

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended September 30, 2011 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2011, we issued to Square One Solutions, Inc. a 5-year warrant to purchase up to 45,000 shares of our common stock at an exercise price of $0.01 per share as consideration for its services under a Master Service Agreement dated July 15, 2011. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On August 3, 2011, we issued to Square One Solutions, Inc. a 5-year warrant to purchase up to 231,000 shares of our common stock at an exercise price of $0.01 per share as consideration for its services under a Master Service Agreement dated July 15, 2011. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act.

On September 30, 2011, we issued an aggregate 4,800,000 shares of our common stock to 14 investors in a private placement of our common stock and warrants. As part of this offering, we also issued warrants to purchase an aggregate 4,250,000 shares of our common stock. The aggregate consideration paid by these investors was $441,000. This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act and Rule 506 of Regulation D, based in part by representations made by the investors in subscription agreements.

Item 6.  Exhibits

Exh. No.	Exhibit Description

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws (1)

10.1	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (2)

10.2	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (2)

10.3	Amendment #2 to Employment Agreement with Fred E. Tannous, dated August 8, 2011 (3)

10.4	Amendment #2 to Employment Agreement with Bill Glaser, dated August 8, 2011 (3)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

* Filed herewith.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(3)	Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

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

