Form 10-K
period 2011-12-31
OverNear, Inc.
filed 2012-07-19
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes      ☒  No

At June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as a public market for the registrant’s common stock did not exist at that time, and the common stock is not currently listed, traded, or quoted on any national or regional stock exchange, market, or quotation system.

As of July 13, 2012, there were 52,667,962 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that include assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may include known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances.

When used in this annual report, the terms the “Company,” “OverNear,” “we,” “us,” “our,” and similar terms refer to OverNear, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

General

We are an early stage company that is currently developing and plans to market a location-based social networking and mobile advertising platform.  We were formed as Awesome Living, Inc. in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”).  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion). On August 9, 2010, the assets of uKarma’s operating health and wellness business, including its Xflowsion DVD series, and its liabilities were transferred into Awesome Living, Inc. pursuant to a Contribution Agreement.  Therefore, our historical financial results are those of uKarma’s health and wellness business.  uKarma subsequently changed its name to Innolog Holdings Corporation (“Innolog”), and issued 10,700,000 shares of Awesome Living, Inc. common stock to our management. This, along with other subsequent issuances of our common stock, reduced Innolog’s percentage ownership of our common stock to 19.98%.

The Contribution Agreement anticipated a pro-rata spin-off of the Awesome Living, Inc. common stock owned by uKarma to uKarma’s shareholders of record as of August 12, 2010. We intend to complete to the spin-off as soon as practicable.

On June 20, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. to better reflect our business of developing a location-based social networking and mobile advertising platform.

Business Overview

General

We intend to develop a location-based, social networking and mobile advertising platform. We are currently in development and expect to launch our mobile application to the general public via the Apple App Store during next quarter, although we cannot guarantee that the launch will take place as scheduled. Although we are developing our mobile and server-side applications, we may be required to obtain licenses from third-party vendors who provide application programming interfaces (APIs) and other off-the-shelf tool-sets which we may use from time to time to accelerate the development process. We expect to be able to obtain the licenses as and when we need them.

Business Strategy

Our strategy is to first rapidly build a user base in the top metropolitan areas by launching a free mobile tool, described below, which will allow users to connect, communicate and save money. Following the build-out of the user base, we will begin building out a business base. We expect to earn revenue by charging businesses a monthly subscription fee to use our technology as an advertising and marketing channel to reach our user base. We also expect to attract advertising dollars using traditional pay per click (CPC) and views per thousand (CPM) models on our mobile application.

Marketplace and Competition

As planned, our mobile application will compete in the rapidly growing multi-billion dollar mobile location-based services market. We may compete with other location-based mobile applications, including Foursquare, Google, Apple, and several new start-ups, many of which are significantly larger than us and have more capital to invest in their mobile advertising businesses. They, or other competing companies, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers, or other parties, thereby limiting our ability to promote our services and generate revenue. These companies could compete with us to the extent they expand into mobile advertising. Any of these developments would make it more difficult for us to sell our services. We have no competitive presence in the mobile location based services market at this time.

Intellectual Property

Our ability to protect our intellectual property, including the development of the software application, will be an important factor in the success of our business. We currently have a provisional patent application pending with the United States Patent and Trademark Office, and one non-provisional patent application soon to be filed. We expect to apply for additional patents to protect our intellectual property. We also continue to review whether pursuing patent protection in other countries is appropriate. We are in the process of registering a U.S. trademark registration for OverNear. We will also continue to review whether pursuing trademark protection in other countries is appropriate. In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business, or will conduct business in the future.

Industry Regulations

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile industry in particular. It is possible that new laws and regulations will be adopted in the U.S. and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our intended business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. The Federal Trade Commission has also proposed revisions to the Children's Online Privacy Protection Act, or COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission, on website operators to the extent they collect certain information from children who are under 13 years of age. The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients intend to collect through mobile devices or apps that is not currently subject to COPPA.

Social Networking

OverNear expects to introduce a unique mobile app and web service that leverages location-based services to help connect people to people and businesses to shoppers. As currently planned, OverNear’s social networking platform will allow people who have an online connection (i.e. Facebook friends, LinkedIn contacts, etc.) to connect in person by simultaneously providing a push notification to all parties when they are in close proximity of each other.  Once the OverNear mobile app is installed on the consumer’s smartphone, the user will be presented with an opportunity to identify a list of friends and business contacts to be included in his or her OverNear contact list. OverNear will utilize appropriate application programming interfaces for mobile devices to allow users to bypass account creation and login with their existing accounts (Facebook, LinkedIn). For example, linking a Facebook account to OverNear will also enable access to the user’s Facebook friends list. From the imported lists, the user will have the ability to select (de-select) friends and contacts to include in his or her OverNear contact list.  Each user who downloads and installs the mobile app will independently establish his or her respective OverNear contact list.

As planned, our system will monitor each user’s OverNear contact list, and once an overlap occurs between any names, the respective persons will be simultaneously notified and required to accept their inclusion into the other OverNear contact list(s), thereby authorizing the system to notify them when they come into close proximity of each other (based on predefined preferences).  When this happens, all parties within a given OverNear contact list will be presented with an opportunity to connect with each other via instant message.  When this choice is made, a list of the persons in the OverNear contact list is presented, and each person is able to select one or more of the other persons from the list to contact with an instant message.

Mobile Advertising

As planned, OverNear will also be a location-based mobile advertising platform that will help brands and retailers reach consumers with mobile advertisements, such as promotional offers, discount coupons, and vouchers direct to their smartphones.  OverNear intends to deploy push notification campaigns to users based on where they are at any given moment, or on any number of other criteria, such as time of day, day of the week or proximity to a retailer’s location, among many other personalized preferences.  The key features that will be offered by OverNear include:

•	Highly targeted advertising campaigns
•	No SMS or MMS approval from the mobile carrier
•	Campaigns are self-administered by retailer or brand
•	Privacy-compliant – User location not revealed without consent
•	Real-time analytics – virtual built-in ‘Marketing Consultant’
•	Simple interface and easy-to-use – intuitive user interface

Our goal is to become a leading mobile advertising company. We believe that our technology, tools, and services will help brands and retailers maximize their advertising revenue and gain insight about their users. To advertisers, we expect to offer significant audience reach, sophisticated targeting capabilities, and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices. Our goal is to have our proprietary technology and data platform determine in real-time which ad to deliver, as well as to whom and when, thereby optimizing the effectiveness of advertising campaigns regardless of device type or operating system. We expect our platform to be initially compatible with Apple iOS and we are planning to release versions compatible with the Android and Windows mobile operating systems.

As smartphones, tablets, and other mobile connected devices become increasingly powerful and affordable, and mobile internet access becomes more widespread and faster, users are consuming more content on their mobile devices. Apps in particular are becoming a popular way for consumers to engage with and consume personalized digital content on their mobile connected devices. Gartner Inc., an industry research firm, forecasts that the total number of downloads from mobile application stores worldwide will increase from 17.7 billion in 2011 to 108.8 billion in 2015, representing a compound annual growth rate of 57%. With growth in this mobile app-based economy, mobile advertising creates new opportunities for advertisers to reach and engage audiences of potential consumers. Mobile devices are inherently personal in nature, facilitate anytime-anywhere access to their users, allow for engaging app-enabled experiences, and offer location-targeting capabilities. We believe that the combination of these features creates a powerful opportunity for delivering highly targeted, interactive advertising through mobile connected devices. However, a number of factors, including device and operating system diversity, as well as technological challenges, make it difficult and complex to deliver mobile advertising effectively.

We expect to help brands and retailers utilize mobile advertising without the complexities. By using our service, advertisers will be able to gain access to our tools and services to craft advertising and promotional campaigns with interactive rich media ads and video ads from our platform. As planned, our app will be able to analyze user data to build sophisticated profiles and audience groups that, in combination with the real-time decision-making, optimization, and targeting capabilities of our technology platform, will enable us to deliver highly targeted advertising campaigns for our advertiser clients. We anticipate that advertisers will pay us to deliver their ads to mobile connected device users. As we deliver more and more ads, we expect to be able to collect anonymous data about users, audiences, and the effectiveness of particular ad campaigns.We believe that this, in turn, will enhance our targeting capabilities and will allow us to deliver better performance for advertisers and better opportunities to increase their revenue streams. Our use of data for interest-based targeting, including location data, is based on consumer consent, and we offer consumers the ability to opt out of such targeting.

Benefits of Mobile Advertising

The combination of the inherently personal nature of mobile devices, their enhanced functionality, and the proliferation of app-enabled experiences creates a powerful opportunity for highly targeted and effective advertising. We believe mobile advertising enjoys a number of benefits over traditional advertising and PC-based online digital advertising, including:

•	anytime, anywhere access to users;
•	personalization of the advertising experience;
•	location-based targeting;
•	more complete user engagement;
•	enhanced audience targeting based on location, behavioral and demographic data; and
•	superior monetization opportunities for advertisers.

Growth Strategy

We seek to become the strategic independent platform partner of choice for advertisers wanting to capitalize on the large and growing mobile advertising opportunity. The key elements of our strategy are to:

•	innovate through continued investments in technology and data;
•	deepen our relationship with our users;
•	acquire new users and advertisers;
•	increase our share of advertising budgets from advertisers;
•	increase our global market penetration;
•	pursue strategic acquisitions; and
•	provide further insight into the mobile app economy.

Principal Products and Services

Location-based services allow users to connect with others based on their current locations.  In many cases, people use their smartphones (iPhone, Android, Windows) to “check in” to businesses like restaurants, bars, and stores they visit.  Using location-based services for proximity marketing can help retailers in attracting more first-time customers, encouraging more repeat business and increasing sales.  Many of these services also have a gaming component, allowing members to compete against one another or to collect rewards (like online badges) for their activities.  More and more people are beginning to utilize location-based services and as smartphone adoption increases globally, we assume that the numbers will only continue to increase.  The rapid evolution of mobile phones, both on a hardware and a software level, combined with a surge in application storefront releases, deployments of higher-capacity network infrastructure, and recent developments in positioning technologies is expected to drive revenues.

We believe that location and granular geo-targeting are actually strong predictors of consumer intent because when and where someone is will likely provide information about what that person may be interested in.  For example, if it is noon and one has opted in to get offers from restaurants, a great promotion available nearby becomes easy to act on. We believe that it is becoming clear to retailers that location-based marketing is an important key to driving foot traffic among consumers who are in the mindset to make a purchase.  Furthermore, we believe that the performance of these programs is demonstrating that mobile phones and location can increase average order value, frequency, and loyalty.

We believe that the more technologies that marketers can leverage to pinpoint location and target advertising and messaging, the more relevant they can make their campaigns and the better the response will be from their target consumers.  We also believe that consumers are generally much more receptive to ads that are relevant to them personally.    We believe that location enhances the outbound and inbound media opportunities, allowing brands and retailers to tie their messaging to a specific location and dictate the context of the message.

OverNear Mobile App

Push Notifications.  OverNear expects to leverage the native high-accuracy network-based hybrid location engine in the Apple iOS and the Android operating systems that allows location to be extracted from the handset on a periodic and continuous basis.  OverNear expects to deploy push notification campaigns to users based on where they are at any given moment, or if they meet any number of other criteria.  As planned, the consumer will “opt in” by downloading the OverNear mobile application to his or her phone and agreeing to receive notifications, but beyond that the consumer’s privacy is protected because the alerts do not require the disclosure of either a phone number or an email address.  Push notifications appear as an alert in the message tray of the customer’s phone screen and can be acted on via messaging even if the OverNear app is not in use.  Unlike other popular apps, there is no check-in required to activate either the user’s location or his or her interest in retrieving an offer or discount.

Persistent Location – No Check-Ins Required.  We believe that a persistent location platform, not check-ins, will release the potential of location-based services. For example, someone is walking in the vicinity of a coffee shop and a message appears on his or her phone: "Come on in to the coffee shop (you're a few blocks away and here is a map to get there) and receive 50% off a cappuccino." With the check-in, the coffee shop will only have the ability to message a consumer based on when he or she tells the service his or her exact location.  But what is the likelihood that, as the consumer is walking, he or she will check-in to Facebook?  For the coffee shop or any other business to predictably message a potential customer when he or she is nearby, they are going to require access to the customer’s location on a persistent and continuous basis.

Location-Based Marketing.  Compared to the “daily deal” providers, OverNear is expected to be more effective in reaching potential customers by pushing location-based offers that are triggered by the user’s precise location rather than by the city specified by the user as his or her next closest deal-base.  We believe that brands will be able to target consumers with offers based on their own marketing rules and campaign timing without having to share the revenue and customer information with a second party.  Real-time reporting and analytics should enable the brand or retailer to use adaptive business rules to reach highly targeted consumers.  Rather than a mobile megaphone, OverNear will provide a targeted, brand-specific marketing tool.  Assuming the user is aware that he or she will be activating such access to his or her mobile “inbox,” it will provide a kind of “tell me when…” system for consumers who are either cost-conscious or brand-loyal and who want to be alerted to special offers.  For example, users might be alerted only at certain times of the day based on whether or not they have responded to an earlier campaign or even based on their proximity to retail locations, restaurants, and events.  In that context, the easier and more flexible the marketer’s dashboard, the better the chances of success and the less this will look to the user like mobile spam.

OverNear is expected to provide a replacement for daily deal emails that clutter users’ inboxes and never get read.  Because this targeting works through an app’s connection with the Internet, rather than via SMS or MMS, the platform can deliver rich media without the per-message costs, character or size limitations, and extensive approval process associated with SMS, MMS, and email-based marketing.  And there are no carrier-related GPS costs because smart notification technology uses the phone’s internal locator beacon to persistently know consumer location.

Adaptive Learning Algorithm.  This is a proprietary algorithm which will monitor and refine the system’s filtering process to produce highly targeted promotions based on each individual’s tastes and preferences. Every promotional offer that will be sent by the merchant will include the quick press buttons “More like this” and “Less like this.”  Based on the responses of the shopper for each of the offers, the system will automatically tailor the user’s personal preferences to match his or her indicated interest levels by type of retailer, promotional offer, day of the week, time of day, etc.

Social Toolkit Integration.  Our plan is that every message sent through OverNear will be a social marketing opportunity for the merchant – in the form of tweets to Twitter followers, updates to Facebook fan pages, "likes," "re-tweets," "shares," "follows," and more.  With social toolkit integration, merchants should be able to create and share links to their offers and communications directly from within each application.  OverNear will automatically post a web-version of the offer or email message, and then report related views and clicks in the merchant’s tracking dashboard.

Facebook Integration.  For merchants with a Facebook profile page or fan page, our plan is that our technology will allow them to easily publish their offers or email messages and related links to their Facebook news feed and wall directly from within the OverNear application.  When the link is shared, OverNear will automatically post the offer or email message to a message archive center and then track offer redemptions and traffic activity.

Linked-In Integration.  With Linked-In integration, our plan is that our app will allow merchants to easily publish their offers to their Linked-In news feed directly from within the OverNear application.  When sharing Linked-In message content, our applications will automatically post the merchants’ messages to their message archive and track visitor activity or coupon redemptions.

OverNear Web App

Campaign Creation Wizard.  This will be a comprehensive, easy-to-use interface that enables subscribers to create and edit campaigns.  Through intuitive controls, subscribers will be able to readily change colors, fonts, borders, and backgrounds and insert images and logos to help ensure that their messages or offerings appear polished and professional.  The wizard operates on a “what-you-see-is-what-you-get” basis whereby a subscriber will be able to change content quickly and view the offer or message prior to launching.

Professionally Developed Templates.  These will be pre-designed offer and message forms that are designed to help subscribers quickly create attractive and professional campaigns.  These templates will provide ideas about the kinds of offers, messages, and emails subscribers can send, promotions, and announcements, and will demonstrate, through the use of color and format, the creativity and professionalism of a potential campaign.  An advanced editing functionality will enable subscribers to easily modify the templates.  We also plan to provide templates designed to appeal to specific products and services.  For example, we will include a coupon template for a 25% discount or a ‘buy-one-get-one-free’ offer to promote a restaurant while another retail messaging template can be used to promote a new line of men’s apparel.

Security and Privacy.  We expect to protect our subscribers’ data at the highest level possible.  We do not intend to use our subscribers’ confidential information, including their customer/contact lists, except in the delivery of our product, nor will we share, sell, or rent this information.  In addition, we will require our business subscribers to adopt a privacy policy to assist them in complying with government regulations and marketing best practices.

Tracking and Reporting.  We plan that the tracking and reporting feature will monitor and analyze merchant promotions and shopper redemptions and tailor recommendations for a promotion based on previous campaigns and concurrent campaigns of other nearby retailers (on an anonymous basis) who have the same business but are located in different geographic regions or experience comparable social and demographic dynamics.  This feature will use a proprietary adaptive learning algorithm to monitor and refine criteria for optimized promotional offers or discount coupons based on redemption rates and other socio-economic statistics gathered over time and from neighboring businesses.

We plan to monetize our customer relationships by offering premium levels of service having monthly subscription fees along with other products that we will market directly to our customers.  In addition, we plan to offer product extensions and services that may include those that will be wholly owned and administered by us and those that are executed in partnership with another party.  These will represent an important component of our value planned maximization strategy.  By maintaining alternatives to third-party offers, we expect to make use of a larger proportion of acquired leads generated than would otherwise be the case with only third-party offerings.

Industry

Background

The convergence of several key trends is driving the growth of the mobile app economy and fundamentally changing the way that users consume content on their mobile connected devices. We believe these trends will continue to create a significant opportunity for mobile advertising. These trends include:

•	Adoption of faster and more functional mobile connected devices. Driven by intuitive user interfaces, increased functionality, faster processing speeds, better graphics processors, and advanced display technologies with touch capabilities, it has become possible to deliver innovative, interactive, and engaging consumer media experiences on a wide variety of mobile connected devices.

•	Widespread access to faster wireless networks facilitates consumer consumption of content. With the growth of mobile connected devices, consumers increasingly expect to have a high-quality online experience everywhere. Expansion of worldwide 3G network penetration, the rise of next-generation networks, such as 4G, and the prevalence of Wi-Fi access are facilitating the consumption of content on mobile connected devices. The combination of increased network access and faster network technologies is enabling the development of rich media content, presenting new opportunities in the mobile ecosystem.

•	Mobile usage has disrupted how content is consumed. Consumers are increasingly using their mobile devices instead of personal computers or other traditional media to access content. Mobile devices have become an increasingly important part of daily life, with users relying on mobile connectivity to read newspapers, magazines, and blogs, watch movies, play games, check sports scores, shop, monitor weather forecasts, conduct banking transactions, find maps and directions, and listen to online radio stations.

•	Growth of the mobile app economy. Developers have created apps as an easy, intuitive, and interactive way to instantly deliver content on mobile devices. Emerging technologies, such as improvements in computer programming languages for structuring and presenting web-based content, have allowed app developers to harness the increasing processing power and functionality of mobile devices and faster networks to deliver more engaging media to users.

•	Advertising industry is being disrupted by mobile advertising. Traditional advertising media, such as billboards, newspapers, magazines, radio, and television, often suffer from a number of inherent limitations, including limited ability to target specific audiences, limited ability to measure audience reach and, in some cases, limited geographic range. As consumers spend more time online with personal computers, or PCs, digital advertising has proven to be more effective because it allows for user interaction, provides better measurement, and achieves expanded audience reach. However, even PC-based digital advertising suffers from a number of significant limitations with respect to personalization, accessibility, and location-based targeting, all of which can be provided through mobile advertising.

Complexities of Mobile Advertising

Despite the growing market opportunity for mobile advertising, companies in our industry must address several complexities and challenges in order to effectively deliver mobile advertising solutions, including:

•	fragmentation of the mobile ecosystem caused by a wide diversity of device types, numerous operating systems, and varied delivery and user engagement mechanisms;
•	limitations in using traditional identification techniques typically used in PC-based web advertising, such as "cookies";
•	difficulty in predicting user behavior, including when and where a user will be consuming content on a mobile device;
•	varying connection quality that a mobile device may have at any given time; and
•	difficulties measuring performance of ads and user interactions with them on mobile connected devices.

Needs of Mobile Advertisers

Advertisers, to achieve their business objectives in the mobile app context, require scale, reach, and the ability to target and engage specific audiences. Advertisers need solutions that help optimize their investment by delivering effective campaigns across multiple devices and operating systems, maximizing the number of potential consumers the campaigns reach, and then measuring the effectiveness of those campaigns.

Market Opportunity

Given the benefits of mobile advertising as compared to traditional offline advertising and PC-based online advertising, we expect that brands and retailers will continue to shift their advertising budgets to mobile. Gartner estimates that worldwide mobile advertising revenue, excluding advertising delivered in connection with search requests and maps, will grow from $1.8 billion in 2011 to approximately $13.5 billion in 2015, reflecting a compounded annual growth rate of 65%.

Employees

As of July 2012, we have three employees, all of whom are full-time.

ITEM 1A. RISK FACTORS.

No disclosure is required by smaller reporting companies.

ITEM 2.  PROPERTIES.

We have two offices. One office is located at 9595 Wilshire Blvd., Suite 900, Beverly Hills, California 90212.   On June 21, 2012 we entered into a month-to-month license agreement with Premier Office Centers, LLP for this office, the term of which began on July 1, 2012. The monthly fee, which includes certain services such as telephone and high-speed Internet as well as common area charges, is $1,557 per month. We also lease an office in an executive suite located at 609 Deep Valley Drive, Suite 200, Rolling Hills, California. We lease this office from Regus Management Group, LLC at a monthly rent of $2,200 pursuant to a lease that will expire on October 31, 2013, after which time we will continue to rent the office on a monthly basis.

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

On June 17, 2009, Jeffrey Fischer (the “Landlord”) filed a complaint for breach of a lease against uKarma Corporation and Bill Glaser, our President, in the Los Angeles Superior Court in Los Angeles, California and subsequently named Fred Tannous, our Chief Executive Officer, as an additional defendant.  On November 19, 2010, Awesome Living, Inc. (uKarma's successor and now known as OverNear, Inc.) filed a cross-complaint against the Landlord, Hilary Fischer, Barry Fischer, and Garvin Drive Limited Partnership, all parties to the subject lease. The judge mandated a settlement conference for November 2011, and the parties reached a settlement on November 7, 2011 for the total amount of $275,000, which was payable $50,000 on December 15, 2011 and the remainder is payable in monthly installments of $6,250 through December 7, 2014.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is currently no market for our common stock.

Holders

 As of July 13, 2012, there were 58 shareholders of record (increasing to 144 shareholders following the spinoff) who hold an aggregate of 52,667,962 shares of common stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	15,000,000	(1)	$0.025	10,000,000	(2)

Equity compensation plans not approved by security holders	0		$0	0

Total	15,000,000		$0.025	10,000,000

(1)	Represents outstanding vested and unvested shares of restricted stock options granted pursuant to our Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan.

(2)	Represents shares remaining available for future issuance under our Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan.

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

Recent Sales of Unregistered Securities

From October 11, 2011 to December 30, 2011, the Company sold an aggregate 3,450,000 units each consisting of one share of the Company’s common stock and a warrant for the purchase of one share of the Company’s common stock. At a price of $0.10 per unit, the Company raised gross proceeds of $345,000. The Company relied on Rule 506 of Regulation D promulgated under the Securities Act of 1933 in making the offering inasmuch as the Company did not engage in any general solicitation or general advertising and offered the securities solely to accredited investors.

During October 2011, the Company issued 1,097,500 shares of the Company’s common stock with a value of $57,250 for consulting services. The Company relied on Section 4(2) of the Securities Act of 1933 in issuing the common stock inasmuch as the transaction did not involve a public offering and the consultant was an accredited investor.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements for the fiscal years ended December 31, 2011 and 2010 and the related notes included therein.

Overview and Recent Developments

We are an early stage company that is currently developing and plans to market a location-based social networking and mobile advertising platform.  We were formed in July 2010 as a wholly owned subsidiary of uKarma.  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).   On June 20, 2011, we changed our name to OverNear, Inc. to reflect our new business plan to develop social networking and mobile advertising services.

On August 9, 2010, uKarma’s operating health and wellness business’ assets, including its Xflowsion DVD series, and liabilities were transferred into the Company pursuant to a Contribution Agreement.  Thus, our historical financial results are those of uKarma’s health and wellness business.

We began generating revenue in the second quarter of 2007 from uKarma’s health and wellness business, however, this business was never profitable. We plan to monetize the fitness DVD series assets by either selling or licensing the intellectual property and associated products. However, we are not certain about achieving success in this line of business. To date, we have generated no revenues from our planned social networking and mobile advertising services and we are not certain that revenues will be generated from this business in the future.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory in the amount of $18,092 at December 31, 2011.

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

Software Development Costs: Research and development costs are charged to expenses as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2011, the Company had capitalized software development costs of $133,068. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs is recognized during the year ended December 31, 2011.

Production Costs: Production costs incurred for recording of master copies of the fitness videos are capitalized. The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is estimated to be five years. As of December 31, 2011 and 2010, the Company incurred production costs of $619,085, and recorded amortization expense of $123,817 for each of the years ended December 31, 2011 and 2010. Due to the uncertainty regarding the Company’s ability to monetize the fitness DVD series, management determined that the remaining production costs were impaired and recorded an impairment loss of $35,587 for the year ended December 31, 2011.

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

Results of Operations

Comparison of Fiscal Years ended December 31, 2011 and December 31, 2010

The results of operations for the year 2010 present the combined results of operations for the Company and our predecessor for the periods preceding and succeeding our inception.  We had no operations for the period from inception (July 22, 2010) through August 8, 2010.

Sales.  We had no sales during 2011. We did not sell our Xflowsion DVDs while formulating the business plan and strategy for our mobile app business and initiating the development of the software for it. During 2010, we had $873 in sales.

Cost of Sales.  As we had no sales during 2011, we had no cost of sales during the year. In comparison, we had $384 in cost of sales during 2010.

Gross Profit.   Gross profit during 2010 was $489, representing a gross margin of approximately 56%.  We had no gross profit during 2011 as we had no sales.

Selling, General and Administrative (SGA). During 2011, our SGA expenses were $1,362,450 which were comparable to total SGA expenses of $1,348,664 during 2010.

Impairment loss. Due to the uncertainty regarding our ability to monetize the Xflowsion DVDs, the related assets such as inventory, prepaid royalties and production costs were deemed impaired and accordingly an impairment loss of $110,992 was recorded during 2011. There was no such impairment loss during 2010.

Gain on Forgiveness of Debt.  During the years 2011 and 2010, we entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable.  The Company’s officers also forgave their deferred compensation during 2011. As a result of these transactions, we recorded a gain on forgiveness of debt of $237,895 and $103,912 for the years 2011 and 2010, respectively.

Net Income (Loss).  We had a net loss of $1,244,801 for the 2011 year compared to a net loss of $1,245,409 for the 2010 year.

LIQUIDITY

Cash Flows

Comparison of December 31, 2011 and December 31, 2010

Net cash used in operating activities was $657,447 for the year ended December 31, 2011 while net cash used in operating activities was $246,167 for the year ended December 31, 2010. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants.

Net cash used in investing activities was $113,057 for the year ended December 31, 2011 while net cash used in investing activities was $123,518 for the year ended December 31, 2010. The decrease in cash used in investing activities is due to a significant repayment of amounts due to stockholders in the amount of $121,875 during the year ended December 31, 2010 as compared to $108,145 we paid during the year ended December 31, 2011 for the development of software.

Net cash provided by financing activities was $952,099 for the year ended December 31, 2011 while net cash provided by financing activities was $370,000 for the year ended December 31, 2010. The increase in cash flow from financing activities is due to proceeds from the issuance of our securities in a private placement.

CAPITAL RESOURCES

As of December 31, 2011, we had negative working capital of $244,787. To satisfy current working capital needs, we raised $971,000 through a private placement of our securities during 2011. There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of December 31, 2011, we had cash of $181,995. We have obtained additional capital through an equity financing and intend to obtain additional capital through debt or equity financings.

Subsequent to the year end, we raised a total of $1,007,000 in a private placement of equity securities.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred that cannot be paid in stock, such as auditors' fees, will be paid in cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase. We have no committed sources of capital. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully develop and market our location-based social networking and mobile advertising service.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates provided below. We cannot provide certainty regarding the timing and amounts of payments.

The following table summarizes our contractual obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Legal Settlement Payable	$225,000	$75,000	$150,000	―	―
Employment Agreements	$1,515,000	$360,000	$720,000	$435,000	―
Office Lease	$13,200	$13,200	—	―	―

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2011 and 2010 begin on the following page, starting with page F-1.

OverNear, Inc.

F-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OverNear, Inc.

We have audited the accompanying balance sheets of OverNear, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 3 to the financial statements, the Company has incurred substantial losses from operations and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/S/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

Santa Monica, California

July 13, 2012

OVERNEAR, INC.

BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current Assets
Cash	$181,995	$400
Prepaid expenses	51,975	57,508
Inventory, net	-	18,092
Total Current Assets	233,970	76,000

Property and equipment, net	11,993	12,883

Software development in progress	133,068	-

Production costs, net of accumulated amortization of $619,085 and $459,681 at December 31, 2011 and 2010, respectively	-	159,404

Other assets	3,145	-

TOTAL ASSETS	$382,176	$248,287

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$265,398	$294,417
Due to stockholders	-	125
Accrued expenses	138,359	314,718
Current portion of legal settlement payable	75,000	50,000
Note payable, stockholder, including accrued interest of $99 at December 31, 2010	-	10,099
Notes payable, unrelated parties, including accrued interest of $802 at December 31, 2010	-	8,802
Total Current Liabilities	478,757	678,161
Long-term portion of legal settlement payable	150,000	225,000
Total Liabilities	628,757	903,161
Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 46,619,962 and 21,258,896 shares issued and outstanding at December 31, 2011 and 2010, respectively	46,620	21,259
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued	-	-
Paid-in capital	1,847,339	219,606
Accumulated deficit	(2,140,540)	(895,739)
Total Stockholders' Deficit	(246,581)	(654,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$382,176	$248,287

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENTS OF OPERATIONS

		OverNear,
		Inc.
		and
	OverNear, Inc.	uKarma Corporation
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Sales	$-	$873

Cost of Sales	—	384

Gross Profit	—	489

Selling, General and Administrative Expenses	1,362,450	1,348,664

Impairment of production costs, prepaid royalties and inventory	110,992	—

Operating Loss	(1,473,442)	(1,348,175)

Other Income (Expenses):
Interest	(8,454)	(11,796)
Gain on Forgiveness of Debt	237,895	103,912
Other	-	11,450
Total Net Other Income	229,441	103,566

Loss before income taxes	(1,244,001)	(1,244,609)

Income taxes	800	800

Net Loss	$(1,244,801)	$(1,245,409)

Loss Per Share-Basic and Diluted	$(0.03)	$(0.07)

Weighted Average Number of Shares	36,278,475	18,658,202

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

OverNear, Inc. and uKarma Corporation

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2010	-	$-	52,794,482	$52,795	$7,807,670	$(7,832,650)	$27,815
Stock based compensation	-	-	-	-	95,893	-	95,893
Pending merger cash proceeds	-	-	-	-	235,500	-	235,500
Cancellation of options and warrants	-	-	-	-	(168,173)	-	(168,173)
Net loss for the period January 1, 2010 to August 8, 2010 (Predecessor)	-	-	-	-	-	(349,670)	(349,670)
Close-out of Predecessor’s common stock and accumulated deficit	-	-	(52,794,482)	(52,795)	(8,140,084)	8,182,320	(10,559)
Excess of liabilities assumed over assets transferred from Predecessor entity	-	-	-	-	(169,194)	-	(169,194)
Issuance of common stock to Predecessor entity	-	-	10,558,896	10,559	-	-	10,559
Additional capital contributed	-	-	-	-	27,000	-	27,000
Stock based compensation	-	-	-	-	105,000	-	105,000
Issuance of common stock for services	-	-	10,700,000	10,700	256,800	-	267,500
Net Loss for the period from inception July 22, 2010 through December 31, 2010 (Successor)	-	-	-	-	-	(895,739)	(895,739)
Balance at December 31, 2010	-	$-	21,258,896	$21,259	$219,606	$(895,739)	$(654,874)

OverNear, Inc.

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2011	-	$-	21,258,896	$21,259	$219,606	$(895,739)	$(654,874)
Private placement of common stock	-	-	10,100,000	10,100	784,375	-	794,475
Fair value of warrants issued in connection with private placement	-	-	-	-	176,525	-	176,525
Fair value of warrants issued for services	-	-	-	-	24,923	-	24,923
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	100,000
Issuance of common stock for professional services	-	-	2,438,747	2,439	105,905	-	108,344
Issuance of common stock in lieu of settlement of accounts payable	-	-	1,405,332	1,405	51,997	-	53,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	185,425
Stock based compensation	-	-	-	-	210,000	-	210,000
Net Loss for the year ended December 31, 2011	-	-	-	-	-	(1,244,801)	(1,244,801)
Balance at December 31, 2011	-	$-	46,619,962	$46,620	$1,847,339	$(2,140,540)	$(246,581)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF CASH FLOWS

		OverNear, Inc.
		and
	OverNear,	uKarma
	Inc.	Corporation
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Cash Flow from Operating Activities:
Net loss	$(1,244,801)	$(1,245,409)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,377	5,138
Amortization of production costs	123,817	123,817
Issuance of stock in lieu of officer compensation	100,000	-
Loss on disposal of property and equipment	-	1,863
Issuance of stock for consulting services	68,969	130,000
Stock based compensation	210,000	200,893
Gain on forgiveness of debt	(237,895)	(103,912)
Impairment of production costs, prepaid royalties and inventory	110,992	-
(Increase) Decrease in operating assets net of effects of acquisition of assets from Predecessor entity during the year ended December 31, 2010:
Prepaid expenses	(12,600)	9,872
Inventory	—	384
Deposit	(1,650)	-
Increase (Decrease) in operating liabilities net of effects of acquisition of liabilities from Predecessor entity during the year ended December 31, 2010:
Legal settlement payable	(50,000)	275,000
Accounts payable	(16,519)	79,933
Accrued expenses	287,863	276,254
Net Cash used in Operating Activities	(657,447)	(246,167)

Cash Flows from Investing Activities:
Due to stockholders	(125)	(121,875)
Purchase of property and equipment	(3,487)	(1,643)
Software development	(108,145)	-
Acquisition of trademark	(1,300)
Net Cash Used in Investing Activities	(113,057)	(123,518)

Cash Flow from Financing Activities:
Repayments of notes payable, unrelated parties	(8,802)	(2,500)
(Repayments of) proceeds from notes payable, stockholder	(10,099)	10,000
Proceeds from private placement of common stock	971,000	-
Proceeds from merger	-	335,500
Additional capital contributed	-	27,000
Net Cash Provided by Financing Activities	952,099	370,000

Net Increase in Cash	181,595	315
Cash Balance at Beginning of Year	400	85
Cash Balance at End of Year	$181,995	$400

Supplemental Disclosures:
Interest Paid	$9,335	$11,214

(Continued)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF CASH FLOWS

Non cash activities for the year ended December 31, 2011:

The Company issued 1,405,332 shares of its common stock valued at $53,402 in payment of settlement of accounts payable.

The Company issued 7,416,987 shares to its officers valued at $185,425 in payment of settlement of deferred compensation.

The Company issued 276,000 warrants valued at $24,923 in connection with software development.

The Company issued 1,050,000 shares of its common stock valued at $52,500 in payment of consulting services.

Non cash activities for the year ended December 31, 2010:

uKarma Corporation, the predecessor entity, forgave advances to a stockholder in the amount of $168,173 in exchange for cancellation of 5,000,000 stock options and 575,000 warrants previously issued to this stockholder.

The Company issued 5,500,000 shares of its common stock to its President in lieu of accrued compensation in the amount of $137,500

On August 9, 2010, OverNear, Inc. acquired all of the assets and assumed the liabilities of uKarma Corporation, the predecessor entity. The acquired assets and liabilities, and purchase consideration paid were as follows:

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
$(158,635)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

OverNear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc.  On June 20, 2011, the name of the corporation was changed to be OverNear, Inc.  The Company’s headquarters are located in Beverly Hills, California.

The Company is in the process of developing a location-based social networking and mobile advertising platform.

The Company’s predecessor business developed and marketed a proprietary branded fitness DVD series that targets individuals who seek to enrich their physical, spiritual, and mental wellness. Through infomercials and other marketing initiatives, the predecessor launched its products.  The Company plans to monetize the fitness DVD series assets by either selling or licensing the intellectual property and associated products. However, the Company is not certain about achieving success in this line of business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: On August 9, 2010, the Company entered into a Contribution Agreement (“the Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and assume liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value to uKarma as consideration for the acquired assets and assumed certain liabilities. Upon transfer of the assets and liabilities, the Company continued uKarma’s operations. In the accompanying financial statements, uKarma is referred to as the Predecessor entity. The accompanying financial statements for the year ended December 31, 2010 present combined results of operations for the Company and its Predecessor for the periods preceding and succeeding the inception of the Company. The Company had no operations for the period from inception (July 22, 2010) through August 8, 2010.

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

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory in the amount of $18,092 at December 31, 2011.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Depreciation expense was $4,377 and $5,138 for the years ended December 31, 2011 and 2010, respectively. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of property and equipment are capitalized. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Software Development Costs: Research and development costs are charged to expenses as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2011, the Company had capitalized software development costs of $133,068. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs is recognized during the year ended December 31, 2011.

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

Production Costs:   Production costs incurred for recording of master copies of the fitness videos are capitalized.  The costs are amortized on a straight line method over the estimated economical useful life of the fitness videos, which is estimated to be five years.  As of December 31, 2011 and 2010, the Company incurred production costs of $619,085, and recorded amortization expense of $123,817 for each of the years ended December 31, 2011 and 2010. Due to the uncertainty regarding the Company’s ability to monetize the fitness DVD series, management determined that the remaining production costs were impaired and recorded an impairment loss of $35,587 for the year ended December 31, 2011.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2011 and 2010, the Company has established for a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $210,000 and $200,893 related to stock options was recognized for the years ended December 31, 2011 and 2010, respectively.

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

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and its operations in the near future are expected to continue to use working capital.

Management of the Company is actively seeking financing and plans to increase production of its location-based mobile platform and associated marketing to generate revenues. Subsequent to the balance sheet date, the Company was able to raise equity of $1,007,000 through the private placement of equity securities. (Also see Note 19.) The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – BUSINESS COMBINATION

On August 9, 2010, the Company entered into a Contribution Agreement (the “Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and assume the liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value as consideration for the transfer of uKarma’s assets and liabilities. The Company recorded the acquired assets and assumed the liabilities at their book value on the date of transfer. The acquired assets and liabilities assumed were as follows:

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

NOTE 5 – PREPAID EXPENSES

The Predecessor entered into an agreement with a consultant to provide consulting and advisory services for the Company and to appear in the Company’s yoga, health, and wellness film productions, to assist in scriptwriting for the projects such as classes, interviews and introductions, to participate in the project rehearsals, and to assist in marketing and promoting the projects. Accordingly, the Company shall pay a royalty to the consultant on all gross revenue, net of returns, refunds, chargebacks, taxes, and shipping and handling charges, of 8% on the first $300,000 and 10% above $300,000.

Due to the uncertainty regarding the Company’s ability to monetize the fitness DVD series, management determined that the prepaid royalties in the amount of $57,313 were not recoupable and accordingly recorded an impairment loss.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – PREPAID EXPENSES (continued)

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2011	2010

Prepaid Royalties	$—	$57,313
Prepaid Consulting and Legal Fees	45,375	—
Prepaid Rent and Other	6,600	195

Total Prepaid Expenses	$51,975	$57,508

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2011	2010

Property and Equipment	$17,960	$14,473
Accumulated Depreciation	(5,967)	(1,590)

Property and Equipment, net	$11,993	$12,883

Software development in progress represents costs incurred by the Company for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. The software development costs incurred will be amortized when the related software is available for release to the general public.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2011	2010

Accrued Salaries	$125,801	$313,118
Accrued Income Tax	2,400	1,600
Accrued Professional Fees	10,158	-
Total Accrued Liabilities	$138,359	$314,718

NOTE 8 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable	$225,000

Current portion of settlement payable	75,000

Settlement payable, net of current portion	$150,000

The following schedule represents maturities of the settlement payable for the year ending December 31,

2012	$75,000
2013	75,000
2014	75,000

$225,000

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – NOTE PAYABLE, STOCKHOLDER

At December 31, 2010, note payable to stockholder and officer amounted to $10,099 and carried interest at 6% per annum. The note was repaid during the year ended December 31, 2011.

NOTE 10 – NOTES PAYABLE, UNRELATED PARTIES

At December 31, 2010, notes payable to unrelated parties amounted to $8,802 and carried interest at 6% per annum. These notes were repaid during the year ended December 31, 2011.

NOTE 11 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Current:
Federal	$-	$-
State	800	800

Deferred:
Federal	(221,000)	(269,000)
State	(94,000)	(46,000)

	(315,000)	(315,000)
Valuation allowance	315,000	315,000
	-	-

	$800	$800

Income taxes are disproportionate to income due to net operating loss carry-forwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carry-forwards of approximately $1,600,000 each, which will begin to expire in 2031 and 2021, respectively. The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carry-forwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Current deferred income tax assets:
Deferred compensation	$48,000	$53,000
Other	8,000	—
Less valuation allowance	(56,000)	(53,000)

Net current deferred tax assets	$—	$-

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$628,000	$264,000
Accumulated depreciation of Property and equipment	(54,000)	(2,000)
Less valuation allowance	(574,000)	(262,000)

Net non-current deferred tax assets	$-	$-

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – PROVISION FOR INCOME TAXES (continued)

The Company has applied the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At December 31, 2011 and 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2011 and 2010, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States of America (“U.S”) and files tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
State taxes	(6.0)
Stock based compensation	7.0
Other	8.0
Valuation reserve for income taxes	25.0

-%

NOTE 12 – STOCKHOLDERS’ EQUITY

On March 1, 2011, the Board of Directors of the Company approved the issuance of 4,103,014 and 3,313,973 restricted shares of the Company’s common stock with a value of $0.025 per share to Mr. Glaser and Mr. Tannous, respectively, in consideration for the cancellation of deferred and accrued compensation in the amount of $102,575 and $82,850, respectively, owed by the Company.

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

On March 31, 2011, the Board of Directors of the Company approved the issuance of 1,405,332 and 1,226,247 restricted shares of the Company’s common stock with a value of $0.038 per share to a service provider in consideration of $53,402 previously owed and $46,597 for professional services rendered by this service provider, respectively.

On May 18, 2011, the Board of Directors of the Company approved the issuance of 115,000 restricted shares of common stock to its consultant in consideration for future consulting services. The shares issued were valued at $4,497.

During the year ended December 31, 2011, the Company approved: (1) the issuance to investors in a private placement, in consideration of $955,000, of an aggregate 9,550,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.10 per unit, (2) the issuance of an aggregate 550,000 shares of the Company’s common stock with a value of $0.029 per share to an investor in consideration of $16,000, (3) the issuance of warrants to purchase 9,550,000 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $176,625 (see Note 15), (4) the issuance of an aggregate 1,097,500 shares of the Company’s common stock with a value of $57,250 for consulting services.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	OverNear, Inc.	OverNear, Inc. and uKarma Corp.
	December 31	December 31
	2011	2010

Numerator:
Net Loss	$(1,244,801)	$(1,245,409)
Denominator:
Weighted Average of Common Shares	36,278,475	18,658,202

Basic and Diluted Net Loss per Share	$(0.03)	$(0.07)

There were no dilutive securities as of December 31, 2011 and 2010.

There were also 24,826,000 and15,000,000 warrants and stock options excluded from the calculation of diluted net loss per share for the years ended December 31, 2011 and 2010, respectively, because they were anti-dilutive.

NOTE 14 – 2010 STOCK OPTION PLAN

On August 3, 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on September 13, 2010 and July 1, 2011. Generally, all options granted expire ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. There are 25,000,000 shares of common stock reserved for issuance under the Plan.

A summary of the status of stock options issued by the Company as of December 31, 2011 is presented in the following table:

	Number of	Average
	Shares	Price
Outstanding at the beginning of year	15,000,000	$0.025
Granted/Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of year	15,000,000	$0.025

Exercisable at the end of year	4,500,000	$0.025
Shares available for future grant	10,000,000	N/A

The following table sets forth additional information about stock options outstanding at December 31, 2011:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.025	15,000,000	8.66	$0.025	4,500,000

As of December 31, 2011, there was $735,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 3.49 years

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15 – STOCK WARRANTS

During the year ended December 31, 2011, the Company issued stock purchase warrants to investors in a private placement and a software developer for the right to purchase 9,550,000 and 276,000 shares of the Company’s common stock at the price of $0.25 and $0.01 per share, respectively.  The warrants vest immediately and have a term of five years from the date the warrants were issued.  The warrants were valued at $176,525 and $24,923, respectively using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

Year ended
December 31, 2011
Weighted average fair value per option granted	$0.10
Risk-free interest rate	0.24 - 1.1%
Expected dividend yield	0%
Expected lives	2.5
Expected volatility	70%

NOTE 16 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President. Per the second amendment to the agreement dated August 8, 2011, Mr. Glaser is compensated with an annual salary of $180,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan, as amended, (the “Plan”) at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six month period. The options expire 10 years after grant.

In the event of a change of control of OverNear prior to the one month anniversary of Mr. Glaser’s termination, Mr. Glaser will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to OverNear on a per share basis less the exercise price of the stock option, the value of which is multiplied by the number of options held by Mr. Glaser.

In the event of Mr. Glaser’s termination is without cause by OverNear, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the Term and (ii) one year’s salary, and all stock options held by Mr. Glaser under the Plan will immediately vest in full and remain outstanding and exercisable until ten years from the grant date.

On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer. Per the second amendment to the agreement dated August 8, 2011, Mr. Tannous is compensated with an annual salary of $180,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues.

As a signing bonus, Mr. Tannous was issued shares of OverNear’s common stock valued at $50,000. Mr. Tannous will also receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 10,000,000 shares of common stock under the Plan at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the end of each subsequent six month period. The options expire 10 years after grant.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16 – EMPLOYMENT AGREEMENTS (continued)

In the event of a change of control of OverNear prior to the one month anniversary of Mr. Tannous’ termination, Mr. Tannous will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to OverNear on a per share basis less the exercise price of the stock option, the value of which is multiplied by the number of options held by Mr. Tannous.

In the event of Mr. Tannous’ termination without cause by OverNear, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the Term and (ii) one year’s salary, and all stock options held by Mr. Tannous under the Plan will immediately vest in full and remain outstanding and exercisable until ten years from the grant date.

The following table summarizes minimum obligation under employment agreements as of December 31, 2011:

Year Ending
December 31,
2012	$360,000
2013	360,000
2014	360,000
2015	360,000
2016	75,000
$1,515,000

NOTE 17 – LEASE COMMITMENTS

The Company leases its office under a lease agreement expiring through October 31, 2012 with an unrelated party. The Company, as lessee, advanced six months rental fees of $9,900 to the lessor of which $6,600 is included in prepaid expense at December 31, 2011. The lessor agreed to waive two months of rental fees to the Company. The Company’s rent expense for the year ended December 31, 2011 was approximately $3,300.

NOTE 18 – GAIN ON FORGIVENESS OF DEBT

During the years ended December 31, 2011 and 2010, the Company entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable. The Company’s officers also forgave their deferred compensation during the year ended December 31, 2011. As a result of these transactions, the Company recorded gain on forgiveness of debt of $237,895 and $103,912 for the years ended December 31, 2011 and 2010, respectively.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company raised a total of $1,007,000 in a private placement of equity securities. The Company issued 5,528,000 shares of common stock and warrants to purchase 5,528,000 shares of its common stock in connection with this private placement. The Company also issued an aggregate of 520,000 shares of common stock to its consultants and advisory board members in consideration for consulting services. The shares were valued at $77,250.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 20 – QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended
December 31, 2011

Sales	$—	$—	$—	$—

Operating loss	(354,694)	(279,321)	(349,637)	(489,790)

Net loss	(358,358)	(281,816)	(121,350)	(483,277)

Loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

For the year ended
December 31, 2010

Sales	$709	$75	$—	$89

Operating loss	(211,342)	(216,852)	(355,795)	(564,186)

Net loss	(215,982)	(219,533)	(229,482)	(580,412)

Loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.03)

The Company recorded a number of adjustments during the fourth quarter ended December 31, 2011 including impairment of production costs, prepaid royalties and inventory as described in Notes 2 and 5 that aggregated to $110,992.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable disagreements with our independent auditors, Gumbiner Savett Inc.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the year ended December 31, 2011 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Based on that evaluation, our management concluded that as of December 31, 2011, our internal control over financial reporting was not effective due to the material weaknesses described above under “Disclosure Controls and Procedures.”

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We discuss remediation above under “Disclosure Controls and Procedures.”

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our Management

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Name	Age	Position	Since
Fred E. Tannous	46	Co-Chairman of the Board, Chief Executive Officer, Chief Financial Officer	September 13, 2010
Bill Glaser	45	Co-Chairman of the Board, President	July 22, 2010

Fred E. Tannous.  Mr. Tannous is responsible for overseeing all aspects of our vision, strategy and financial operations, including financings and new business development.  Mr. Tannous has over 20 years of experience in finance, management, and new business development.   Since 2006, he has been active as founder, investor, and visionary behind several start-ups.  Prior to his positions with the Company, Mr. Tannous was a director of uKarma from June 2006 until August 2010.  From December 2000 through April 2006, Mr. Tannous was Chief Executive Officer of Health Sciences Group, Inc., where, as co-founder and CEO, he was involved in all aspects of its operations, starting with a self-underwritten public offering to guiding the overall strategy and marketing programs, launching new products, and effecting several key acquisitions and business development initiatives, which quickly increased shareholder value, reaching a market capitalization of approximately $100 million.  Prior to that, Mr. Tannous spent more than 14 years at Hughes Electronics where he worked in various capacities ranging from engineering to marketing to new business development.   While at DIRECTV, a subsidiary of Hughes, Mr. Tannous served as Sr. Manager of Investments & Acquisitions where he oversaw the company’s equity portfolio valued at $1 billion.  He participated in valuing, structuring, and executing strategic investments and business enhancement opportunities. During his tenure, he was involved in effecting more than $500 million in transactions for the company and its operating units. Mr. Tannous has been instrumental in helping with the development of our social networking and advertising services. This, along with his past experience in developing and launching businesses and as an executive officer of public companies led us to the conclusion that he should serve as a director of our company.

Mr. Tannous earned an MBA in finance and accounting from the University of Chicago, Graduate School of Business; completed coursework in international business at SDA Bocconi in Milan, Italy; and holds a Masters and Bachelors degree in Electrical Engineering from the University of Southern California.

Bill Glaser. Mr. Glaser works closely with our CEO to oversee our vision, strategy, and financial operations, including financing and new business development. Prior to his positions with the Company, Mr. Glaser was Chief Executive officer of Namaste Financial from October 2005 to January 2011.  Mr. Glaser was also the Chairman of the Board and Chief Executive Officer of uKarma from June 2006 until August 2010.  From December 2000 to July 2005, he served as President of Health Sciences Group, Inc., a manufacturer, marketer, and distributor of pharmaceuticals and nutrition based products.  He was also a director of Health Sciences from December 2000 to May 2007, during which time the company was publicly traded. He worked closely with the CEO of Health Sciences to provide oversight in all aspects of operations ranging from crafting and executing Health Sciences’ overall growth strategy to structuring debt and equity financings and seeking and evaluating qualified acquisition candidates.  Prior to that, Mr. Glaser was founder and Chief Executive Officer of a corporate consulting firm that provided strategy, finance, and marketing services for both public and private companies.  Prior to that, Mr. Glaser was a registered principal of a regional stock brokerage firm where he gained diverse experience in finance, management, marketing, sales, and public company relations.  Previously, he was a registered representative at Drexel Burnham Lambert and Smith Barney.  Mr. Glaser holds a Bachelor’s degree in finance and economics from the Ithaca College - School of Business. Like Mr. Tannous, Mr. Glaser has been instrumental in helping with the development of our social networking and advertisings services. This, along with his past experience as an executive officer of public companies led us to the conclusion that he should serve as a director of our company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

(i)	Fred E. Tannous, as an officer and director of the Company, filed late a Form 4 on January 10, 2012 to report two transactions which occurred on March 1, 2011.
(ii)	Bill Glaser, as an officer and director of the Company, filed late a Form 4 on December 22, 2011 to report a single transaction which occurred on March 1, 2011.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, directors, and employees, which code is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the 2010 fiscal year.  A copy of our code will also be provided to any person without charge upon written request sent to us at our offices.

Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board

There have been no material changes to the procedures by which our security holders may recommend nominees to the Board of Directors.

Audit Committee; Audit Committee Financial Expert

Our Board of Directors does not have an audit committee.  The Board has determined that Fred Tannous is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. Mr. Tannous is not independent, as independence for audit committee members is defined in any listing standard.

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2011 and 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) the two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year end, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year.

Name and Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Comp- ensation ($)		Total ($)
Fred Tannous,	2011	$180,000	(7)	100,000	(6)	—		$100,000	—	—	$9,000		$389,000
CEO	2010	$55,385		$50,000	(2)	$80,000	(2)	$50,000	—	—	$2,625	(3)	$238,010

Bill Glaser,	2011	$180,000	(5)	—		—		$110,000	—	—	$9,000		$299,000
President	2010	$236,399	(4)	—		—		$150,054	—	—	$9,000	(3)	$395,453

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). The assumptions made in the valuation of these options include the following: risk free interest rate of 2.09%, no dividend yield, an expected term of 6.48 years and expected volatility of 333.51%.
(2)	This compensation was paid in the form of 5,200,000 shares of our common stock.
(3)	This compensation consists of a car allowance of $750 per month pursuant to the officer’s employment agreement.
(4)	This amount was booked as deferred compensation of which $127,117 was forgiven in 2011 by the officer.
(5)	Of this amount, $60,769 was forgiven by the officer.
(6)	This compensation was paid in the form of 4,000,000 shares.
(7)	Of this amount, $29,843 was forgiven by the officer.

Grants of Plan-Based Awards

There were no plan-based awards granted during the 2011 year to any named executive officer.

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

The signing bonus consisted of shares of our common stock valued at $50,000.  Mr. Tannous will also receive a bonus of 5% of our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  The agreement also calls for 10-year options to purchase 10,000,000 shares of common stock under our 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable and the remainder of which will become exercisable at the rate of 1,000,000 shares at the end of each subsequent six month period.

As an inducement for accepting the CEO position, Mr. Tannous received 4,000,000 restricted shares of common stock.

In the event of a change of control of the Company prior to the one month anniversary of Mr. Tannous’ termination, Mr. Tannous will be due the greater of (i) the remainder of his annual salary during the term of the agreement and (ii) $250,000, all unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the stock option, the value of which is multiplied by the number of options held by Mr. Tannous.

In the event of Mr. Tannous’ termination without cause by the Company, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the term of the agreement and (ii) one year’s salary, and all stock options held by Mr. Tannous under the Plan will immediately vest in full and remain outstanding and exercisable until ten years from the grant date.

Bill Glaser

On August 3, 2010, we entered into an employment agreement with Bill Glaser for his services as Chief Executive Officer.  On March 15, 2011, we amended his agreement in connection with his appointment as President following the appointment of Mr. Tannous as our Chief Executive Officer.   This amendment changed the end of his employment term to March 15, 2016.  On August 8, 2011, we amended the provisions regarding any increases in Mr. Glaser’s annual salary.

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

Mr. Glaser will receive a bonus of 5% of our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  The agreement also calls for 10-year options to purchase 5,000,000 shares of common stock under the Plan at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 with the remainder to become exercisable at the rate of 500,000 shares at the end of each subsequent six month period.

In the event of a change of control of the Company prior to the one month anniversary of Mr. Glaser’s termination, Mr. Glaser will be due the greater of (i) the remainder of his annual salary during the term of the agreement and (ii) $250,000, all unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to the Company on a per share basis less the exercise price of the stock option, the value of which is multiplied by the number of options held by Mr. Glaser.

In the event of Mr. Glaser’s termination without cause by the Company, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the term of the agreement and (ii) one year’s salary, and all stock options held by Mr. Glaser under the Plan will immediately vest in full and remain outstanding and exercisable until ten years from the grant date.

Outstanding Equity Awards as of December 31, 2011

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock that are currently held by our directors and executive officers and each person who owns beneficially more than 5% of our outstanding common stock based on 52,667,962 shares of common stock outstanding on July 9, 2012.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants, or other purchase rights. Shares of common stock subject to options, warrants, or other rights to purchase that are currently exercisable or are exercisable within 60 days (including shares subject to restrictions that lapse within 60 days) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

				Percent of
	Number of Shares			Class:
Name of Shareholder	Pre-Spin-Off	Post-Spin-Off		Post- Spin-Off
Directors and Named Executive Officers:
Fred E. Tannous	12,513,973	12,856,823	(1)	24.33%
Bill Glaser	9,603,014	14,644,909	(2)	27.71%
Directors and executive officers as a group (2 persons)	22,116,987	27,501,732		52.04%

5% Shareholders
Innolog Holdings, Inc.	10,558,896	—		—%

(1)	Includes 342,850 shares beneficially-owned which will be transferred to Mr. Tannous upon effectiveness of the spinoff registration statement.
(2)	Includes 5,041,896 shares beneficially-owned which will be transferred to Mr. Glaser upon effectiveness of the spinoff registration statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On August 9, 2010, pursuant to a Contribution Agreement, uKarma (currently Innolog) transferred its health and wellness business assets and liabilities to the Company when we were named Awesome Living, Inc.  The liabilities related to public company expenses, however, such as transfer agent and EDGAR filings, were not transferred to the Company. In exchange, we issued to uKarma 10,558,896 shares of our common stock, which at the time constituted 100% of our issued and outstanding capital stock.

On August 11, 2010, uKarma (currently Innolog), GCC Merger Sub Corp., as uKarma’s wholly owned Nevada subsidiary (“Merger Sub”), Galen Capital Corporation, a Nevada corporation, and Innolog Holdings Corporation, a Nevada corporation (“Innolog Predecessor” and currently known as Innolog Group Corporation), entered into an Amended and Restated Merger Agreement.  The agreement provided that Innolog Predecessor would be merged with Merger Sub, with Innolog Predecessor surviving the merger as uKarma’s wholly owned subsidiary.   We, and our operating business formerly known as uKarma, received $525,000 from Innolog Predecessor as consideration for this merger and $12,500 in expenses. The merger closed on August 18, 2010.

On August 16, 2010, we entered into a consulting agreement with Fred E. Tannous pursuant to which Mr. Tannous provided us consulting services with respect to certain aspects of our business.  In exchange for these services, we compensated Mr. Tannous with a one-time payment of $40,000, payable in cash or shares of common stock; provided, however, that if we issue shares of common stock, then the value of such shares shall equal $80,000 when issued.  We granted Mr. Tannous 3,200,000 shares of our common stock, with a value of $0.025 per share, as compensation under this agreement. The consulting agreement expired on September 15, 2010.

On September 13, 2010, Mr. Tannous became an officer and director of the Company. Pursuant to an employment agreement, he received a signing bonus valued at $50,000 in shares of common stock. We granted Mr. Tannous 2,000,000 shares of our common stock, with a value of $0.025 per share, as compensation under this agreement. We also granted Bill Glaser 5,500,000 shares of common stock in consideration of $137,500 in deferred and accrued compensation. See the discussion titled “Employment Agreements” at Item 11 – Executive Compensation.

On March 1, 2011, our Board of Directors approved the issuance of 4,103,014 and 3,313,973 restricted shares of our common stock, with a value of $0.025 per share, to Mr. Glaser and Mr. Tannous, respectively, in consideration for the cancellation of deferred and accrued compensation in the amount of $102,575 and $82,850, respectively, owed by the Company.

On March 15, 2011, our Board of Directors appointed Mr. Tannous, previously Chief Financial Officer, as Chief Executive Officer, and Bill Glaser, previously Chief Executive Officer, as President. We amended the employment agreement with Mr. Tannous to issue 4,000,000 shares of our restricted common stock, with a value of $0.025 per share, in consideration for engaging in the new role and responsibilities. We also amended the employment agreement with Mr. Glaser and changed his title from Chief Executive Officer to President. See the discussion titled “Employment Agreements” at Item 11 – Executive Compensation.

Director Independence

Our Board of Directors has determined that it currently has no members who qualify as “independent” as the term is defined by Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Gumbiner Savett Inc. served as our independent registered public accounting firm for our fiscal years ended December 31, 2011 and 2010.  The following table shows the fees that were billed for audit and other services provided by this firm during the 2011 and 2010 fiscal years:

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees (1)	$18,000	$15,730
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$18,000	$15,730

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

 As we do not have an Audit Committee, the entire Board of Directors approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended December 31, 2011, all of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Board.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our financial statements for the fiscal years ended December 31, 2011 and 2010 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (3)

3.2	Bylaws of Awesome Living (1)

10.1	Employment Agreement between Bill Glaser and Awesome Living, dated August 3, 2010 (1)+

10.2	Employment Agreement between Fred E. Tannous and Awesome Living, dated September 13, 2010 (1)+

10.3	Consulting Agreement between Fred E. Tannous and Awesome Living, dated August 16, 2010 (1)+

10.4	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and CGG Merger Sub Corporation, dated August 11, 2010 (2)

10.5	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (3)+

10.6	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (3)+

10.7	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (3)

10.8	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (3)

10.9	Amendment #2 to Employment Agreement with Fred E. Tannous, dated August 8, 2011 (4)+

10.10	Amendment #2 to Employment Agreement with Bill Glaser, dated August 8, 2011 (4)+

10.11	OverNear, Inc. Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan*

10.12	Agreement effective July 1, 2012 with Premier Business Centers for premises located at 9595 Wilshire Boulevard, Beverly Hills, California

10.13	Office Service Agreement dated October 25, 2011 between the registrant and Regus Management Group LLC*

10.14	Office Service Agreement dated March 16, 2012 between the registrant and Regus Management Group LLC*

14.1	Code of Business Conduct and Ethics *

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

+Denotes a contract with management.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on November 9, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(4)	Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERNEAR, INC.

Date: July 18, 2012	/s/ Fred E. Tannous
Fred E. Tannous, Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Fred E. Tannous	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Co-Chairman of the Board	July 18, 2012
Fred E. Tannous

/s/ Bill Glaser	President and Co-Chairman of the Board	July 18, 2012
Bill Glaser

