Form 10-Q
period 2012-03-31
OverNear, Inc.
filed 2012-07-31
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

52,709,403 shares of the issuer’s common stock are issued and outstanding as of July 26, 2012.

OVERNEAR, INC.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$325,579	$181,995
Employee advances	16,500	-
Prepaid expenses	35,400	51,975
Total Current Assets	377,479	233,970
Property and equipment, net	12,456	11,993

Software development in progress	205,345	133,068

Other Assets	3,145	3,145

TOTAL ASSETS	$598,425	$382,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$270,813	$265,398
Accrued expenses	184,209	138,359
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	530,022	478,757
Long-term portion of legal settlement payable	131,250	150,000
Total Liabilities	661,272	628,757

Commitments

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000
shares authorized; 50,138,462 and 46,619,962 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	50,138	46,620
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued	-	-
Paid-in capital	2,391,570	1,847,339
Accumulated deficit	(2,504,555)	(2,140,540)
Total Stockholders' Deficit	(62,847)	(246,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$598,425	$382,176

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Three	Three
	months ended	months ended
	March 31, 2012	March 31, 2011

Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Selling, General and Administrative Expenses	362,414	354,694

Operating Loss	(362,414)	(354,694)
Interest Expense	(801)	(2,864)

Loss before Income Taxes	(363,215)	(357,558)
Provision for Income Taxes	(800)	(800)
Net Loss	$(364,015)	$(358,358)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares	48,629,643	24,598,431

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2012	-	$-	46,619,962	$46,620	$1,847,339	$(2,140,540)	$(246,581)
Private placement of common stock	-	-	3,420,000	3,420	396,318	-	399,738
Fair value of warrants issued in connection with private placement	-	-	-	-	80,262	-	80,262
Issuance of common stock for consulting services	-	-	58,500	58	11,191	-	11,249
Issuance of common stock in payment of settlement of accounts payable	-	-	40,000	40	3,960	-	4,000
Stock based compensation	-	-	-	-	52,500	-	52,500
Net Loss for the three months ended March 31, 2012	-	-	-	-	-	(364,015)	(364,015)
Balance at March 31, 2012	-	$-	50,138,462	$50,138	$2,391,570	$(2,504,555)	$(62,847)

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Three	Three
	months ended	months ended
	March 31, 2012	March 31, 2011
Cash Flow from Operating Activities:
Net loss	$(364,015)	$(358,358)
Adjustment to reconcile net loss to
net cash used in operating activities:
Depreciation	1,255	1,080
Amortization of production costs	-	30,954
Issuance of common stock in lieu of officer compensation	-	100,000
Issuance of common stock for consulting services	11,249	-
Stock based compensation	52,500	52,500
(Increase) Decrease in operating assets:
Employee advances	(16,500)	-
Prepaid expenses	16,575	-
Increase (Decrease) in operating liabilities:
Legal settlement payable	(18,750)	-
Accounts payable	5,414	(36,810)
Accrued expenses	49,850	175,843
Net Cash Used in Operating Activities	(262,422)	(34,791)

Cash Flow from Investing Activities:
Due to stockholders	-	34,405
Purchase of equipment	(1,717)	-
Software development in progress	(72,277)	-
Net Cash (Used in) Provided by Investing Activities	(73,994)	34,405

Cash Flow from Financing Activities:
Proceeds from private placement of common stock	480,000	-

Net Increase in Cash	143,584	(386)

Cash Balance at Beginning of Period	181,995	400

Cash Balance at End of Period	$325,579	$14

Supplemental Disclosures:
Interest Paid	$801	$2,597

Non cash activities during the three months ended March 31, 2012:

The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

Non cash activities during the three months ended March 31, 2011:

The Company issued 1,226,247 shares of its common stock valued at $46,597 as retainer for professional services.

The Company issued 1,405,332 shares of its common stock valued at $53,402 in payment of settlement of accounts payable.

The Company issued 7,416,987 shares of its common stock valued at $185,425 to its officers in lieu of settlement of deferred compensation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the period of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 which are included in the Form 10 K filed by the Company on July 19, 2012.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results could differ from these estimates.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  There was no revenue during each of the three months ended March 31, 2012 and March 31, 2011.

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory for the full amount of $18,092 at March 31, 2012 and December 31, 2011.

Furniture and Equipment : Furniture and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of furniture and equipment are capitalized. When furniture and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs : Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of March 31, 2012 and December 31, 2011, the Company had capitalized software development costs of $205,345 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs was incurred during the three months ended March 31, 2012.

Impairment of Long-lived Assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three months ended March 31, 2012.

Intangible Assets : Intangible assets consist of a trademark stated at cost which is amortized on a straight-line basis over its statutory life and is included in other assets in the accompanying condensed financial statements as of March 31, 2012 and December 31, 2011.

Fair Value of Financial Instruments : All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes : The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At March 31, 2012 and December 31, 2011, the Company has established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Net Loss Per Share : The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation :  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500 related to stock option grants was recognized for each of the three months ended March 31, 2012 and 2011.

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees”. FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

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

Management of the Company is actively seeking financing to continue the development of its location-based mobile platform and to launch the platform. Subsequent to March 31, 2012, the Company was able to raise equity of $527,000 under a private placement of common stock. (Also see Note 15.) The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2011 states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Consulting and Professional Fees	33,750	45,375
Rent and Other	1,650	6,600

Total Prepaid Expenses	$35,400	$51,975

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and Equipment consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Furniture and Equipment	$19,678	$17,960
Accumulated Depreciation	(7,222)	(5,967)

Furniture and Equipment, net	$12,456	$11,993

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

NOTE 7 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable, as of March 31, 2012	$206,250

Current portion of settlement payable	75,000

Settlement payable, net of current portion	$131,250

The following schedule represents maturities of the settlement payable for the twelve months ending March 31,

2013	$75,000
2014	75,000
2015	56,250

$206,250

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following for the three months end March 31, 2012:

Current:
Federal	$-
State	800

		$800
Deferred:
Federal	$(105,000)
State	(18,000)

	(123,000)
Valuation allowance	123,000
		-

		$800

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $1,900,000 each, which will begin to expire in 2031 and 2032, respectively.  The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not.  Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Unaudited)
Current deferred income tax assets:
Deferred compensation	$55,000	$48,000
Other	8,000	8,000
Less valuation allowance	(63,000)	(56,000)

Net current deferred tax assets	$-	$-

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$773,000	$628,000
Accumulated depreciation of
furniture and equipment	(83,000)	(54,000)
Less valuation allowance	(690,000)	(574,000)

Net non-current deferred tax assets	$-	$-

The Company has applied the provision of FASB ASC 740, “Income Tax”, which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of March 31, 2012 and December 31, 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – PROVISION FOR INCOME TAXES (continued)

The Company is subject to taxation in the United States of America (“U.S”) and files tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
State taxes	(6.0)
Stock based compensation	6.0
Valuation reserve for income taxes	34.0

-%

NOTE 9 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, the Company approved: (1) the issuance to an investor in a private placement, in consideration of $250,000, of an aggregate 2,500,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.10 per unit, (2) the issuance to investors in a private placement, in consideration of $230,000, of an aggregate 920,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.25 per unit, (3) the issuance of warrants to purchase 3,420,000 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $80,262 (see Note 12), (4) the issuance of an aggregate 58,500 shares of the Company’s common stock with a value of $11,249 for consulting services, (5) the issuance of 40,000 shares of the Company’s common stock with a value of $4,000 in payment of settlement of accounts payable.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended
	March 31,
	2012	2011
	(Unaudited)
Numerator:
Net Loss	$(364,015)	$(358,358)
Denominator:
Weighted Average of Common Shares	48,629,643	24,598,431

Basic and Diluted Net Loss per Share	$(0.01)	$(0.01)

There were no dilutive securities as of March 31, 2012 and 2011.

There were 28,446,000 and 15,000,000 warrants and stock options excluded from the calculation of diluted net loss per share for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – 2010 STOCK OPTION PLAN

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. There are 25,000,000 shares of common stock reserved for issuance under the Plan.

A summary of the status of stock options issued by the Company as of March 31, 2012 is presented in the following table:

	Number of Shares	Average Price
Outstanding at the beginning of period	15,000,000	$0.025
Granted/Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025
Exercisable at the end of period	4,500,000	$0.025
Shares available for future grant	10,000,000	N/A

The following table sets forth additional information about stock options outstanding at March 31, 2012:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.025	15,000,000	8.41	$0.025	4,500,000

As of March 31, 2012, there was $682,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 3.25 years.

NOTE 12 – STOCK WARRANTS

During the three months ended March 31, 2012, the Company issued stock purchase warrants to investors in private placements for the right to purchase 2,500,000 and 920,000 shares of the Company’s common stock at $0.25 and $0.75 per share, respectively.  The warrants vest immediately and have a term of five years from the date the warrants were issued.  The warrants were valued at $46,000 and $34,262, respectively using the Black-Scholes option pricing model.

On March 20, 2012, the Company entered into a consulting agreement pursuant to which warrants to purchase 200,000 shares of the Company’s common stock at $0.25 per share were issued. The warrants have a cashless exercise feature and vest as follows: (a) 25,000 shares after six months after the date of the agreement, (b) 100,000 shares after twelve months after the date of the agreement, and (c) 75,000 shares after eighteen months after the date of the agreement. This warrant was valued at $18,840 and will be expensed ratably over the period of the services to be provided.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – STOCK WARRANTS (continued)

The assumptions used in the Black-Scholes option pricing model are as follows:

Three months ended
March 31, 2012
(Unaudited)
Risk-free interest rate	0.27-1.4%
Expected dividend yield	0%
Expected lives	2.5 - 5.6 years
Expected volatility	70%

Warrants to purchase an aggregate of 13,246,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of March 31, 2012.

NOTE 13 – EMPLOYMENT AGREEMENTS

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

In the event Mr. Glaser’s termination by OverNear is without cause, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the Term and (ii) one year’s salary, and all stock options held by Mr. Glaser under the Plan will immediately vest in full and remain outstanding and exercisable until ten years from the grant date.

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

NOTE 13 – EMPLOYMENT AGREEMENTS (continued)

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

The following table summarizes the Company's minimum obligations under employment agreements as of March 31, 2012:

Twelve Months Ending March 31,
2013	$360,000
2014	360,000
2015	360,000
2016	345,000
$1,425,000

NOTE 14 – LEASE COMMITMENTS

The Company leases its office from an unrelated party pursuant to a lease agreement expiring on October 31, 2013. The Company, as lessee, advanced six months rental fees of $9,900 to the lessor, of which $1,650 is included in prepaid expense at March 31, 2012.  The lessor agreed to waive three months of rental fees to the Company.  The Company’s rent expense for the three months ended March 31, 2012 was approximately $7,000.

The following table summarizes the Company's obligation under the lease as of March 31, 2012:

Twelve Months Ending March 31,
2013	$22,550
2014	13,200
$35,750

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company raised a total of $527,000 in a private placement of units consisting of common stock and warrants.  The Company issued 2,108,000 shares of common stock and warrants to purchase 2,108,000 shares of its common stock in connection with this private placement. The Company also issued an aggregate of 462,941 shares of common stock to its consultants and advisory board members in consideration for consulting services. These shares were valued at $97,548.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements as of, and for the quarters ended, March 31, 2012 and 2011 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

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

Following the transfer of our assets into Awesome Living, Inc., we made a decision to change the focus of our business from personal health and wellness products to developing a location-based social networking and mobile advertising platform.  We are in the early stages of this development.  On June 20, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. to better reflect our new business.  To date, we have generated no revenues from our planned social networking and mobile advertising service and we are not certain that revenues will be generated from this business in the future.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  The Company generated no revenue during each of the three months ended March 31, 2012 and 2011.

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory for the full amount of $18,092 at March 31, 2012 and December 31, 2011.

Furniture and Equipment:  Furniture and equipment are stated at cost. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments that extend the useful lives of furniture and equipment are capitalized. When furniture and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product.  As of March 31, 2012 and December 31, 2011, the Company had capitalized software development costs of $205,345 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. The software development costs incurred will be amortized when the related software is available for release to the general public. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs was incurred during the three months ended March 31, 2012.

Impairment of Long-lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there has been no impairment in the value of long-lived assets during the three months ended March 31, 2012.

Intangible Assets: Intangible assets consist of a trademark stated at cost which is amortized on a straight-line basis over its statutory life and is included in other assets in the accompanying condensed financial statements as of March 31, 2012 and December 31, 2011.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.  At March 31, 2012 and December 31, 2011, the Company has established a full reserve against all deferred tax assets.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non- Employees”. FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Sales.   We had no sales during the first quarter of 2012 or 2011.  We did not sell our Xflowsion DVDs while formulating the business plan and strategy for our mobile app business and initiating the development of the software for it.

Gross Profit.   We had no gross profit during each of the three months ended March 31, 2012 and March 31, 2011, as we had no sales.

Selling, General and Administrative (SGA).   During the first quarter of 2012, our SG&A expenses were $362,414, which were comparable to SG&A expenses of $354,694 during the first quarter of 2011.

Net Loss.   We had a net loss of $364,015 during the first quarter of 2012 compared to a net loss of $358,358 during the first quarter of 2011.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $262,422 for the three months ended March 31, 2012 while net cash used in operating activities was $34,791 for the three months ended March 31, 2011. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants and payments made in accordance with the terms of the legal settlement.

Net cash used in investing activities was $73,994 for the three months ended March 31, 2012 while net cash provided by investing activities was $34,405 for the three months ended March 31, 2011. The increase in cash used in investing activities is primarily due to $72,277 we paid during the three months ended March 31, 2012 for the development of software.

Net cash provided by financing activities was $480,000 for the three months ended March 31, 2012 compared to $0 provided during the three months ended Mach 31, 2011. The increase in cash flow from financing activities is due to proceeds from the issuance of our securities in a private placement during the first quarter of 2012.

CAPITAL RESOURCES

As of March 31, 2012, we had negative working capital of $152,543. To satisfy current working capital needs, we raised $480,000 through a private placement of our securities during the first three months of 2012.  Subsequent to March 31, 2012, we raised an additional $527,000 from the sale of our equity securities in a private placement.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of March 31, 2012, we had cash of $325,579. We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash.  Expenses incurred that cannot be paid in stock, such as auditors' fees, will be paid in cash. There are no assurances that we will be able to meet our capital requirements through year-end or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully develop and market our location-based mobile platform and/or sell, joint venture, or license our Xflowsion DVD series.

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

Our management is actively seeking financing to continue the development of our location-based mobile platform and, once the platform is developed, to launch it.  Our ability to continue as a going concern is dependent on our ability to arrange for the financing to meet these goals and on the success of our future operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report from our independent registered public accounting firm relating to the year ended December 31, 2011 states that there is substantial doubt about our ability to continue as a going concern.

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

The following table summarizes our contractual obligations as of March 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Legal Settlement Payable	$206,250	$75,000	$131,250	-	-
Employment Agreements	$1,425,000	$360,000	$720,000	$345,000	-
Office Leases Expense	$35,750	$22,550	$13,200	$-	-

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended March 31, 2012 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we issued 58,500 shares of our common stock, with a value of $11,249, for consulting services and 40,000 shares of our common stock, with a value of $4,000, in payment of settlement of accounts payable.  These issuances were exempt from registration requirements in reliance on section 4(2) of the Securities Act.

During the three months ended March 31, 2012, we issued an aggregate 3,420,000 shares of our common stock to six investors in a private placement.  As part of this offering, we also issued warrants to purchase an aggregate 3,420,000 shares of our common stock.  The aggregate consideration paid by these investors was $480,000.  This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act and Rule 506 of Regulation D, based in part by representations made by the investors in subscription agreements.

Item 5.    Other Information.

On July 31, 2012 our directors adopted and approved the OverNear, Inc. Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the "Amended Plan").  The Amended Plan will terminate on October 1, 2020.  The purpose of the Amended Plan is to enable the Company to obtain and retain competent, employees, personnel, consultants and service providers who will contribute to our success by their ability, ingenuity, industry and services, and to provide incentives to such personnel, employees, consultants and service providers, thereby benefitting our stockholders.  The Amended Plan is currently administered by our Board of Directors, but may be administered in the future by a committee appointed by our Board of Directors.  We have reserved 15 million shares of common stock to be granted as awards under the Amended Plan.  We may increase the number of shares that may be granted pursuant to the Amended Plan up to an amount equal to 15% of the then outstanding fully diluted shares of the Company's common stock, provided, however, that no such increase shall exceed the limit imposed by the California Administrative Code, Title 10, §260.140.45.  Pursuant to the Amended Plan, we may grant awards of incentive stock options, non-qualified stock options, deferred stock or restricted stock to eligible participants.  The exercise price for stock options granted pursuant to the Amended Plan may not be less than 100% of the fair market value on the date of grant.

Item 6.    Exhibits

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws of Awesome Living (1)

10.1	Amended and Restated 2010 Stock Option, Deferred and Restricted Stock Plan*

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

101.
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Deficit (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

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

OVERNEAR, INC.
(Registrant)

Date: July 31, 2012	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)