Form 10-Q/A
period 2012-03-31
OverNear, Inc.
filed 2012-08-08
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

OVERNEAR, INC.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to the OverNear, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on July 31, 2012 (the “Form 10-Q”), is to re-file the financial statements.  Due to an error during the conversion to EDGAR format, the table included in Note 6 to the financial statements was inadvertently omitted.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and Equipment consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Furniture and Equipment	$19,678	$17,960
Accumulated Depreciation	(7,222)	(5,967)

Furniture and Equipment, net	$12,456	$11,993

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Accrued Salaries and Related Expenses	$156,404	$125,801
Accrued Income Tax	3,200	2,400
Accrued Professional Fees	24,605	10,158
Total Accrued Liabilities	$184,209	$138,359

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

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Unaudited)
Current deferred income tax assets:
Deferred compensation	$55,000	$48,000
Other	8,000	8,000
Less valuation allowance	(63,000)	(56,000)
Net current deferred tax assets	$-	$-
Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$773,000	$628,000
Accumulated depreciation of
furniture and equipment	(83,000)	(54,000)
Less valuation allowance Net non-current deferred tax assets	$(690,000)	(574,000)
	$-	$-

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

A summary of the status of stock options issued by the Company as of March 31, 2012 is presented in the following table:

	Number of Shares	Average Price
Outstanding at the beginning of period	15,000,000	$0.025
Granted/Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025

Exercisable at the end of period	4,500,000	$0.025

Shares available for future grant	10,000,000	N/A

The following table sets forth additional information about stock options outstanding at March 31, 2012:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise Prices	Options Outstanding	Contractual Life	Exercise Price	Options Exercisable
$0.025	15,000,000	8.41	$0.025	4,500,000

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

Item 6.                      Exhibits

Exh. No.	Exhibit Description

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

101.
The following financial statements from the registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2012 in XBRL:  (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Operations (Unaudited); (iii) Condensed Statement of Stockholders’ Deficit (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Condensed Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

OVERNEAR, INC.
(Registrant)

Date: August 8, 2012	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)