Form 10-Q
period 2012-06-30
OverNear, Inc.
filed 2012-08-20
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

52,782,447 shares of the issuer’s common stock are issued and outstanding as of August 20, 2012.

OVERNEAR, INC.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2012

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 to F-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4.	Controls and Procedures	6

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 6.	Exhibits	7

Signatures		8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OVERNEAR, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$467,370	$181,995
Employee advances	26,000	-
Prepaid expenses	85,949	51,975
Total Current Assets	579,319	233,970

Furniture and equipment, net	11,949	11,993

Software development in progress	285,137	133,068

Other assets	5,252	3145

TOTAL ASSETS	$881,657	$382,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$302,103	$265,398
Accrued expenses	206,035	138,359
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	583,138	478,757

Legal settlement payable, net of current portion	112,500	150,000

Total Liabilities	695,638	628,757

Commitments

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 150,000,000
shares authorized; 52,590,447 and 46,619,962 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	52,590	46,620
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued	-	-
Paid-in capital	3,038,562	1,847,339
Accumulated deficit	(2,905,133)	(2,140,540)
Total Stockholders' Equity (Deficit)	186,019	(246,581)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$881,657	$382,176

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Selling, General and Administrative Expenses	400,225	279,321	762,639	634,015

Operating Loss	(400,225)	(279,321)	(762,639)	(634,015)

Interest Expense	(353)	(2,495)	(1,154)	(5,359)

Loss before Income Taxes	(400,578)	(281,816)	(763,793)	(639,374)

Provision for Income Taxes	-	-	(800)	(800)

Net Loss	$(400,578)	$(281,816)	$(764,593)	$(640,174)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Shares	51,867,098	36,604,750	50,248,371	30,531,673

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2012	-	$-	46,619,962	$46,620	$1,847,339	$(2,140,540)	$(246,581)
Private placement of common stock	-	-	5,428,000	5,428	821,620	-	827,048
Fair value of warrants issued in connection with private placement	-	-	-	-	154,952	-	154,952
Issuance of common stock for consulting services	-	-	502,485	502	104,513	-	105,015
Fair value of warrants issued in connection with consulting agreement	-	-	-	-	1,178	-	1,178
Issuance of common stock in payment of settlement of accounts payable	-	-	40,000	40	3,960	-	4,000
Stock based compensation	-	-	-	-	105,000	-	105,000
Net Loss for the six months ended June 30, 2012	-	-	-	-	-	(764,593)	(764,593)
Balance at June 30, 2012	-	$-	52,590,447	$52,590	$3,038,562	$(2,905,133)	$186,019

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flow from Operating Activities:
Net loss	$(764,593)	$(640,174)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	2,570	2,160
Amortization of production costs	-	61,909
Issuance of stock in lieu of officer compensation	-	100,000
Issuance of stock warrant for consulting services	1,178
Stock based compensation	105,000	105,000
(Increase) Decrease in operating assets:
Employee advances	(26,000)	-
Prepaid expenses	71,041	14,684
Other assets	(2,107)
Increase (Decrease) in operating liabilities:
Legal settement payable	(37,500)	-
Accounts payable	36,705	22,438
Accrued expenses	71,676	184,057
Net Cash used in Operating Activities	(542,030)	(149,926)

Cash Flow from Investing Activities:
Due to stockholders	-	(125)
Purchase of equipment	(2,526)	-
Software development in progress	(152,069)	-
Note payable, stockholder	-	(10,099)
Net Cash Used in Investing Activities	(154,595)	(10,224)

Cash Flow from Financing Activities:
Proceeds from private placement of common stock	982,000	185,000

Net Increase in Cash	285,375	24,850

Cash Balance at Beginning of Period	181,995	400
Cash Balance at End of Period	$467,370	$25,250
Supplemental Disclosures:
Interest Paid	$1,154	$5,219
Taxes Paid	$1,600	$-

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Non cash activities during six months ended June 30, 2012:

The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

The Company issued 502,485 shares of its common stock valued at $105,015 as pre-payment for consulting services.

Non cash activities during six months ended June 30, 2011:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 which are included in the Form 10 K filed by the Company on July 19, 2012.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  There was no revenue during each of the three and six months ended June 30, 2012 and June 30, 2011.

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory for the full amount of $18,092 at June 30, 2012 and December 31, 2011.

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

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of June 30, 2012 and December 31, 2011, the Company had capitalized software development costs of $285,137 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs was incurred for each of the three and six months ended June 30, 2012 and 2011.

Impairment of Long-lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three and six months ended June 30, 2012 and 2011.

Intangible Assets: Intangible assets consist of a trademark stated at cost which is amortized on a straight-line basis over its statutory life and is included in other assets in the accompanying condensed financial statements as of June 30, 2012 and December 31, 2011.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes : The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At June 30, 2012 and December 31, 2011, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation :  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500 and $105,000 related to stock option grants was recognized for each of the three and six months ended June 30, 2012 and 2011, respectively.

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

Management of the Company is actively seeking financing to continue the development of its location-based mobile platform and to launch its product and service.  Subsequent to June 30, 2012, the Company was able to raise equity of $40,000 under a private placement of common stock. (Also see Note 14). The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2011 states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Offering Costs	$22,500	$--
Consulting and Professional Fees	61,517	45,375
Rent and Other	1,932	6,600

Total Prepaid Expenses	$85,949	$51,975

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and Equipment consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Furniture and Equipment	$20,486	$17,960
Accumulated Depreciation	(8,537)	(5,967)

Furniture and Equipment, net	$11,949	$11,993

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Accrued Salaries and Related Expenses	$163,480	$125,801
Accrued Income Tax	1,600	2,400
Accrued Professional Fees	40,955	10,158
Total Accrued Liabilities	$206,035	$138,359

NOTE 7 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable, as of June 30, 2012	$187,500

Current portion of settlement payable	(75,000)

Settlement payable, net of current portion	$112,500

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – LEGAL SETTLEMENT PAYABLE (continued)

The following schedule represents maturities of the settlement payable for the twelve months ending June 30:

2013	$75,000
2014	75,000
2015	37,500

$187,500

NOTE 8 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012, the Company approved: (1) the issuance to an investor in a private placement, in consideration of $250,000, of an aggregate 2,500,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.10 per unit, (2) the issuance to investors in a private placement, in consideration of $732,000, of an aggregate 2,928,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.25 per unit, (3) the issuance of warrants to purchase 5,428,000 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $154,952 (see Note 11), (4) the issuance of an aggregate 502,485 shares of the Company’s common stock with a value of $105,015 for consulting services, (5) the issuance of 40,000 shares of the Company’s common stock with a value of $4,000 in payment of settlement of accounts payable, and (6) the issuance of 25,000 warrants with a value of $18,840 for consulting services to be vested on September 20, 2012, of which $1,178 was expensed during the six months ended June 30, 2012 (See Note 11).

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended		For the six months ended
	June 30		June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net Loss	$(400,578)	$(281,816)	$(764,593)	$(640,174)
Denominator:
Weighted Average of Common Shares	51,867,098	36,604,750	50,248,371	30,531,673

Basic and Diluted Net Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

There were no dilutive securities for the three and six months ended June 30, 2012 and 2011.

30,454,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2012 and 16,850,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2011, because they were anti-dilutive.

NOTE 10 – 2010 STOCK OPTION PLAN

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. There were 25,000,000 shares of common stock reserved for issuance under the Plan as of June 30, 2012. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increase up to an amount equal to 15% of the then outstanding fully diluted shares of common stock of the Company and any such increase can not be made until the fully-diluted shares of common stock outstanding exceeds 100,000,000 shares.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – 2010 STOCK OPTION PLAN (continued)

A summary of the status of stock options issued by the Company as of June 30, 2012 is presented in the following table:

	For the six months ended June 30, 2012 (unaudited)
	Number of Shares	Average Price
Outstanding at the beginning of period	15,000,000	$0.025
Granted/Exercised/Expired/Cancelled	-	N/A
Outstanding at the end of period	15,000,000	$0.025

Exercisable at the end of period	6,000,000	$0.025

Shares available for future grant	--	N/A

The following table sets forth additional information about stock options outstanding at June 30, 2012:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.025	15,000,000	8.17	$0.025	6,000,000

As of June 30, 2012, there was $630,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 3 years.

NOTE 11 – STOCK WARRANTS

During the six months ended June 30, 2012, the Company issued stock purchase warrants to investors in private placements for the right to purchase 2,500,000 and 2,928,000 shares of the Company’s common stock at $0.25 and $0.75 per share, respectively.  The warrants vest immediately and have a term of five years from the date the warrants were issued.  The warrants were valued at $46,000 and $108,952, respectively using the Black-Scholes option pricing model.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – STOCK WARRANTS (continued)

On March 20, 2012, the Company entered into a consulting agreement pursuant to which warrants to purchase 200,000 shares of the Company’s common stock at $0.25 per share were issued. The warrants have a cashless exercise feature and vest as follows: (a) 25,000 shares after six months after the date of the agreement, (b) 100,000 shares after twelve months after the date of the agreement, and (c) 75,000 shares after eighteen months after the date of the agreement. This warrant was valued at $18,840, of which $1,178 was expensed during the six months ended June 30, 2012, and the remaining amount will be expensed ratably over the remaining period of the services to be provided.

The assumptions used in the Black-Scholes option pricing model are as follows:

Six months ended
6/30/2012
(unaudited)
Risk-free interest rate	0.27-0.73%
Expected dividend yield	0%
Expected lives	2.5 - 3.35 years
Expected volatility	70%

Warrants to purchase an aggregate of 15,254,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of June 30, 2012.

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

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – EMPLOYMENT AGREEMENTS (continued)

The following table summarizes the Company's minimum obligations under employment agreements as of June 30, 2012:

Twelve Months Ending June 30,
2013	$360,000
2014	360,000
2015	360,000
2016	255,000
$1,335,000

NOTE 13 – LEASE COMMITMENTS

The Company leases its office from an unrelated party pursuant to a lease agreement expiring on October 31, 2013. The lessor agreed to waive three months of rental fees to the Company.  The Company’s rent expense for the three and six months ended June 30, 2012 was approximately $7,000 and $14,000, respectively.

The following table summarizes the Company's obligation under the lease as of June 30, 2012:

Twelve Months Ending June 30,
2013	$23,100
2014	6,600
$29,700

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company raised a total of $40,000 in a private placement of its common stock. The Company issued 160,000 shares of common stock and warrants to purchase 160,000 shares of its common stock in connection with this private placement. The Company also issued an aggregate of 32,000 shares of common stock to its consultant in consideration for consulting services. These shares were valued at $8,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements as of, and for the quarters ended, June 30, 2012 and 2011 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

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

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  There was no revenue during each of the three and six months ended June 30, 2012 and June 30, 2011.

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory for the full amount of $18,092 at June 30, 2012 and December 31, 2011.

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

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of June 30, 2012 and December 31, 2011, the Company had capitalized software development costs of $285,137 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs was incurred for each of the three and six months ended June 30, 2012 and 2011.

Impairment of Long-lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three and six months ended June 30, 2012 and 2011.

Intangible Assets: Intangible assets consist of a trademark stated at cost which is amortized on a straight-line basis over its statutory life and is included in other assets in the accompanying condensed financial statements as of June 30, 2012 and December 31, 2011.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At June 30, 2012 and December 31, 2011, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500 and $105,000 related to stock option grants was recognized for each of the three months ended June 30, 2012 and 2011, and for each of the six months ended June 30, 2012 and 2011, respectively.

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

Results of Operations

Following are the results of the Company's operations for the three and six months ended June 30, 2012 and 2011.

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Sales. We had no sales during the second quarter of 2012 and 2011.  We did not sell our Xflowsion DVDs while developing our mobile app software and business strategy.

Gross Profit.  We had no gross profit during each of the quarters ended June 30, 2012 and June 30, 2011, as we had no sales.

Selling, General and Administrative (SGA).  During the second quarter of 2012, our SGA expenses were $400,225, while total SGA expenses during the second quarter of 2011 were $279,321, representing an increase of over 43%.  The Company incurred approximately $173,000 in increased accounting, consulting, compensation, rent and public relations expenses due to increased activities in mobile application development and approximately $17,000 in increased travel and related expenses due to increased travel for fund raising, offset by approximately $44,000 in decreased legal fees due to the settlement of litigation in December 2011 and approximately $31,000 in decreased amortization of production cost which were fully amortized as of December 31, 2011.  The remaining $6,000 increase is due to various other general expenses.

Net Loss. We had a net loss of $400,578 during the second quarter of 2012 compared to a net loss of $281,816 during the second quarter of 2011 due to the various selling, general and administrative expenses increase as described above.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Sales. We had no sales during the first half of 2012 and 2011. We did not sell our Xflowsion DVDs while developing our mobile app software and business strategy.

Gross Profit.  We had no gross profit during each of the six months ended June 30, 2012 and June 30, 2011, as we had no sales.

Selling, General and Administrative (SGA).  During the first half of 2012, our SGA expenses were $762,639, while total SGA expenses during the first half of 2011 were $634,015, representing an increase of approximately 20%.  The Company incurred approximately $220,000 in increased accounting, consulting, rent, computer and public relations expenses due to increased activities in mobile application development and approximately $27,000 in increased travel and related expenses due to increased travel for fund raising, offset by approximately $59,000 in decreased legal fees due to the settlement of litigation in December 2011 and approximately $62,000 in decreased amortization of production cost which were fully amortized as of December 31, 2011.  The remaining $3,000 increase is due to various other general expenses.

Net Loss. We had a net loss of $764,593 during the first half of 2012 compared to a net loss of $640,174 during the first half of 2011, due to the various selling, general and administrative expenses increase as described above.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $542,030 for the six months ended June 30, 2012 while net cash used in operating activities was $149,926 for the six months ended June 30, 2011. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants and payments made in accordance with the terms of the legal settlement.

Net cash used in investing activities was $154,595 for the six months ended June 30, 2012 while net cash used in investing activities was $10,224 for the six months ended June 30, 2011. The increase in cash used in investing activities is primarily due to $152,069 we paid during the six months ended June 30, 2012 for the development of software.

Net cash provided by financing activities was $982,000 for the six months ended June 30, 2012 compared to $185,000 provided during the six months ended June 30, 2011. The increase in cash flow from financing activities is due to proceeds from additional issuance of our securities in private placements during the first six months in 2012.

CAPITAL RESOURCES

As of June 30, 2012, we had negative working capital of $3,819.  To satisfy current working capital needs, we raised $982,000 through private placements of our securities during the first six months of 2012.  Subsequent to June 30, 2012, we raised an additional $40,000 from the sale of our equity securities in a private placement.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of June 30, 2012, we had cash of $467,370.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

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

The following table summarizes our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Legal Settlement Payable	$187,500	$75,000	$112,500	$-	$-
Employment Agreements	$1,335,000	$360,000	$720,000	$255,000	$-
Office Leases Expense	$29,700	$23,100	$6,600	$-	$-

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended June 30, 2012 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2012, we issued 502,485 shares of our common stock, with a value of $105,015 as a pre-payment for consulting services and 40,000 shares of our common stock, with a value of $4,000, in payment of settlement of accounts payable.  These issuances were exempt from registration requirements in reliance on section 4(2) of the Securities Act.

During the six months ended June 30, 2012, we issued an aggregate 5,428,000 shares of our common stock to  investors in a private placement.  As part of this offering, we also issued warrants to purchase an aggregate 5,428,000 shares of our common stock.  The aggregate consideration paid by these investors was $982,000.  This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act and Rule 506 of Regulation D, based in part by representations made by the investors in subscription agreements.

Item 6.  Exhibits

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws of Awesome Living (1)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

* Filed herewith.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(3)
Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERNEAR, INC.
(Registrant)

Date: August 20, 2012	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)