Form 10-Q
period 2012-09-30
OverNear, Inc.
filed 2012-11-19
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

52,975,175 shares of the issuer’s common stock are issued and outstanding as of November 16, 2012.

OVERNEAR, INC.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OVERNEAR, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$113,292	$181,995
Employee advances	20,500	-
Prepaid expenses	53,287	51,975
Total Current Assets	187,079	233,970

Furniture and equipment, net	20,021	11,993

Software development in progress	372,613	133,068

Deposits	3,952	1,845
Patents and trademark	23,764	1,300

TOTAL ASSETS	$607,429	$382,176

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$375,333	$265,398
Accrued expenses	143,937	138,359
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	594,270	478,757

Legal settlement payable, net of current portion	93,750	150,000

Total Liabilities	688,020	628,757

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000
shares authorized; 52,975,175 and 46,619,962 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	52,975	46,620
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued	-	-
Paid-in capital	3,181,472	1,847,339
Accumulated deficit	(3,315,038)	(2,140,540)
Total Stockholders' Deficit	(80,591)	(246,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$607,429	$382,176

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2012

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Selling, General and Administrative Expenses	409,589	349,637	1,172,228	983,652

Operating Loss	(409,589)	(349,637)	(1,172,228)	(983,652)

Other Income (Expense)
Interest	(316)	(1,942)	(1,470)	(7,301)
Gain on Forgiveness of Debt	-	230,229	-	230,229
Total Other Income (Expense)	(316)	228,287	(1,470)	222,928

Loss before Income Taxes	(409,905)	(121,350)	(1,173,698)	(760,724)
Provision for Income Taxes	-	-	(800)	(800)
Net Loss	$(409,905)	$(121,350)	$(1,174,498)	$(761,524)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Number of Shares	52,898,941	38,750,179	51,138,343	33,301,280

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	-	$-	46,619,962	$46,620	$1,847,339	$(2,140,540)	$(246,581)
Private placement of common stock	-	-	5,588,000	5,588	855,514	-	861,102
Fair value of warrants issued in connection with private placement	-	-	-	-	160,898	-	160,898
Issuance of common stock for consulting services	-	-	727,213	727	153,383	-	154,110
Fair value of warrants issued in connection with consulting agreement	-	-	-	-	2,878	-	2,878
Issuance of common stock in payment of settlement of accounts payable	-	-	40,000	40	3,960	-	4,000
Stock based compensation	-	-	-	-	157,500	-	157,500
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(1,174,498)	(1,174,498)
Balance at September 30, 2012	-	$-	52,975,175	$52,975	$3,181,472	$(3,315,038)	$(80,591)

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	For nine months ended
	September 30,
	2012	2011
Cash Flow from Operating Activities:
Net loss	$(1,174,498)	$(761,524)
Adjustment to reconcile net loss to
net cash used in operating activities:
Depreciation	4,291	3,239
Amortization of production costs	-	92,863
Issuance of common stock for consulting services	154,110	-
Issuance of stock warrants for consulting services	2,878	-
Issuance of stock in lieu of officers compensation	-	100,000
Stock based compensation	157,500	157,500
Gain on forgiveness of debt	-	(230,229)
(Increase) Decrease in operating assets:
Employee advances	(20,500)	-
Prepaid expenses	(1,312)	49,479
Other assets	(2,107)	-
Increase (Decrease) in operating liabilities:
Legal settement payable	(56,250)	-
Accounts payable	113,936	8,854
Accrued expenses	5,578	210,717
Net Cash Used in Operating Activities	(816,374)	(369,101)

Cash Flow from Investing Activities:
Due to stockholders	-	(125)
Purchase of property and equipment	(12,320)	-
Software development in progress	(239,545)	(50,637)
Acquisition of trademark and patents	(22,464)	(1,300)
Net Cash Used in Investing Activities	(274,329)	(52,062)

Cash Flow from Financing Activities:
Repayments of notes payable, unrelated party		(2,693)
Repayment of note payable, stockholders	-	(16,208)
Proceeds from private placement of common stock	1,022,000	626,000
Net Cash Provided by Financing Activities	1,022,000	607,099

Net Decrease in Cash	(68,703)	185,936

Cash Balance at Beginning of Period	181,995	400

Cash Balance at End of Period	$113,292	$186,336

Supplemental Disclosures:
Interest Paid	$1,470	$8,202
Taxes Paid	$1,600	$-

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Non cash activities during nine months ended September 2012:

The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

Non cash activities during nine months ended September 30, 2011:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with the accounting principles generally accepted in the United States in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the period of the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 which are included in the Form 10-K filed by the Company on July 19, 2012.

Use of estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. There was no revenue during each of the three and nine months ended September 30, 2012 and September 30, 2011.

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory for the full amount of $18,092 at September 30, 2012 and December 31, 2011.

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

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of September 30, 2012 and December 31, 2011, the Company had capitalized software development costs of $372,613 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs were incurred for each of the three and nine months ended September 30, 2012 and 2011.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three and nine months ended September 30, 2012 and 2011.

Patents and trademark: Patents and trademark are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At September 30, 2012 and December 31, 2011, the Company has established for a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500 and $157,500 related to stock option grants were recognized for each of the three and nine months ended September 30, 2012 and 2011, respectively.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to current presentation.

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

NOTE 4 – PREPAID EXPENSES

	September 30,	December 31,
	2012	2011
	(Unaudited)
Offering Costs	$22,500	$-
Consulting and Professional Fees	30,787	45,375
Rent and Other	-	6,600

Total Prepaid Expenses	$53,287	$51,975

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and Equipment consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Furniture and Equipment	$30,279	$17,960
Accumulated Depreciation	(10,258)	(5,967)

Furniture and Equipment, net	$20,021	$11,993

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Accrued Salaries and Related Expenses	$141,773	$125,801
Accrued Income Tax	1,600	2,400
Accrued Professional Fees	564	10,158
Total Accrued Liabilities	$143,937	$138,359

NOTE 7 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable, as of September 30, 2012	$168,750

Current portion of settlement payable	(75,000)

Settlement payable, net of current portion	$93,750

The following schedule represents maturities of the settlement payable for the twelve months ending September 30:

2013	$75,000
2014	75,000
2015	18,750

$168,750

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, stockholders’ equity consisted of the following transactions: (1) the issuance to an investor in a private placement, in consideration of $250,000, of an aggregate 2,500,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.10 per unit, (2) the issuance to investors in a private placement, in consideration of $772,000, of an aggregate 3,088,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.25 per unit, (3) the issuance of warrants to purchase 5,588,000 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $160,898 (see Note 11), (4) the issuance of an aggregate 727,213 shares of the Company’s common stock with a value of $154,110 for consulting services, (5) the issuance of 40,000 shares of the Company’s common stock with a value of $4,000 in payment of settlement of accounts payable, and (6) the issuance of 200,000 warrants with a value of $18,840 for consulting services for the nine months ended September 30,2012 (See Note 11).

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net Loss	$(409,905)	$(121,350)	$(1,174,498)	$(761,524)
Denominator:
Weighted Average of Common Shares	52,898,941	38,750,179	51,138,343	33,301,280

Basic and Diluted Net Loss per Share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

There were no dilutive securities for the three and nine months ended September 30, 2012 and 2011.

There were 21,439,000 exercisable warrants and stock options that were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2012 and 9,376,000 exercisable warrants and stock options that were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2011, because they were anti-dilutive.

NOTE 10 – 2010 STOCK OPTION PLAN

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increase up to an amount equal to 15% of the then outstanding fully-diluted shares of common stock of the Company and any such increase can not be made until the fully-diluted shares of common stock outstanding exceeds 100,000,000 shares.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – 2010 STOCK OPTION PLAN (continued)

A summary of the status of stock options issued by the Company as of September 30, 2012 is presented in the following table:

	For the nine months ended September 30, 2012
	Number of Shares	Average Price
Outstanding at the beginning of year	15,000,000	$0.025
Granted/(Exercised/Expired/Cancelled)	-	--
Outstanding at the end of period	15,000,000	$0.025

Exercisable at the end of period	6,000,000	$0.025

Shares available for future grant	-	--

The following table sets forth additional information about stock options outstanding at September 30, 2012:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$0.025	15,000,000	7.92	$0.025	6,000,000

As of September 30, 2012, there was $577,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.75 years.

NOTE 11 – STOCK WARRANTS

During the nine months ended September 30, 2012, the Company issued stock purchase warrants to investors in private placements for the right to purchase 2,500,000 and 3,088,000 shares of the Company’s common stock at $0.25 and $0.75 per share, respectively.  The warrants vest immediately and have a term of five years from the date the warrants were issued.  The warrants were valued at $46,000 and $114,898, respectively using the Black-Scholes option pricing model.

On March 20, 2012, the Company entered into a consulting agreement pursuant to which a warrant to purchase 200,000 shares of the Company’s common stock at $0.25 per share were issued. The warrant have a cashless exercise feature and vest as follows: (a) 25,000 shares after six months after the date of the agreement, (b) 100,000 shares after twelve months after the date of the agreement, and (c) 75,000 shares eighteen months after the date of the agreement. This warrant was valued at $18,840, of which $2,878 was expensed during the nine months ended September 30, 2012 and the remaining amount will be expensed ratably over the period of the services to be provided.

The assumptions used in the Black-Scholes option pricing model are as follows:

Nine months ended
September 30, 2012
Risk-free interest rate	0.27-0.73%
Expected dividend yield	0%
Expected lives	2.5 - 3.35 years
Expected volatility	70%

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Warrants to purchase an aggregate of 15,439,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of September 30, 2012.

NOTE 12 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer.  The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President.  Per the amendment to the agreement dated August 8, 2010, Mr. Glaser is compensated with an annual salary of $180,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

In the event of Mr. Glaser’s termination without cause by OverNear, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the Term or (ii) one (1) year’s salary, and all stock options held by Mr. Glaser under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer.  Per the amendment to the agreement dated August 8, 2010, Mr. Tannous is compensated with an annual salary of $180,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues.

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

In the event of Mr. Tannous’ termination without cause by OverNear, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the Term or (ii) one (1) year’s salary, and all stock options held by Mr. Tannous under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – EMPLOYMENT AGREEMENTS (continued)

The following table summarizes the Company's minimum obligations in the event of no early termination under employment agreements as of September 30, 2012:

Twelve Months Ending September 30,
2013	$360,000
2014	360,000
2015	360,000
2016	165,000
$1,245,000

NOTE 13 – LEASE COMMITMENTS

The Company leases its office facilities on a month-to-month basis and under a lease agreement from an unrelated party pursuant to the lease agreement expiring on October 31, 2013. The lessor agreed to waive three months of rental fees to the Company.  The Company’s rent expense for the nine months ended September 30, 2012 was approximately $26,000.

The Company's obligation under the lease as of September 30, 2012 amount to $24,750.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company has sold 5 units at a purchase price of $30,000 each, consisting of 120,000 shares of Series A convertible preferred stock and 5-year redeemable warrants to purchase 120,000 shares of its common stock at an exercise price of $0.50 per share.

The Company entered into consulting and software development agreements pursuant to which it is required to issue common stock each month for value as defined in the respective agreements.  Under these agreements, the Company also issued warrants to purchase 625,000 shares of its common stock.  These warrants vest over a period of time and have an exercise price of $0.25 to $0.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements as of, and for the quarters ended, September 30, 2012 and 2011 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

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

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  There was no revenue during each of the three and nine months ended September 30, 2012 and September 30, 2011.

Inventories: Inventories consist of DVDs and are stated at the lower of cost or market, using the first-in, first-out method. Market is determined by comparison with recent purchases or net receivable value. Management determines the reserve for slow-moving inventory based on historical trends and forecast of sales of the Company’s products, and accordingly recorded a reserve for slow-moving inventory for the full amount of $18,092 at September 30, 2012 and December 31, 2011.

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of September 30, 2012 and December 31, 2011, the Company had capitalized software development costs of $372,613 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. Since the capitalized software is not yet available for general release to customers, no amortization of product development costs were incurred for each of the three and nine months ended September 30, 2012 and 2011.

Impairment of Long-lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three and nine months ended September 30, 2012 and 2011.

Patents and trademark: Patents and trademark are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At September 30, 2012 and December 31, 2011, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $52,500 and $157,500 related to stock option grants were recognized for each of the three and nine months ended September 30, 2012 and 2011, respectively.

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

New Accounting Pronouncements: Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Results of Operations

Following are the results of the Company’s operations for the three and nine months ended September 30, 2012 and 2011.

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Sales. We had no sales during the third quarter of 2012 and 2011.  We did not sell our Xflowsion DVDs while developing our mobile app software and business strategy.

Gross Profit.  We had no gross profit during each of the quarters ended September 30, 2012 and September 30, 2011, as we had no sales.

Selling, General and Administrative (SGA).  During the third quarter of 2012, our SGA expenses were $409,589, while total SGA expenses during the third quarter of 2011 were $349,637, representing an increase of over 17%.  The Company incurred approximately $60,000 increase in accounting, consulting, legal fees and other general expenses.

Net Loss. We had a net loss of $(409,905) during the third quarter of 2012 compared to a net loss of $(121,350) during the third quarter of 2011.  The net loss in the third quarter of 2011 was lower due to an offset by a gain from forgiveness of debt during 2011, which amounted to $230,229.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Sales. We had no sales during the first three quarters of 2012 and 2011. We did not sell our Xflowsion DVDs while developing our mobile app software and business strategy.

Gross Profit.  We had no gross profit during each of the nine months ended September 30, 2012 and September 30, 2011, as we had no sales.

Selling, General and Administrative (SGA).  During the first nine months of 2012, our SGA expenses were $1,172,228, while total SGA expenses during the first nine months of 2011 were $983,652, representing an increase of approximately 19%.  The Company incurred approximately $247,000 increase in accounting, consulting, rent, and public relations expenses due to increased activities in mobile application development; approximately $32,000 increase in travel, meals and entertainment expenses due to increased travel for fund raising; approximately $28,000 increase in payroll and related expenses; offset by approximately $54,000 decrease in legal fees due to the settlement of litigation in Dec 2011; and approximately $93,000 decrease in amortization of production cost which were fully amortized as of December 31, 2011.  The remaining $28,000 increase is due to various other general expenses.

Net Loss. We had a net loss of $1,174,498 during the first nine months of 2012 compared to a net loss of $761,524 during the first nine months of 2011, due to the various selling, general and administrative expenses increase as described above.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $816,374 for the nine months ended September 30, 2012 while net cash used in operating activities was $369,101 for the nine months ended September 30, 2011. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants and payments made in accordance with the terms of the legal settlement.

Net cash used in investing activities was $274,329 for the nine months ended September 30, 2012 while net cash used in investing activities was $52,062 for the nine months ended September 30, 2011.  The increase in cash used in investing activities is primarily due to $239,545 we paid during the nine months ended September 30, 2012 for the development of software.

Net cash provided by financing activities was $1,022,000 for the nine months ended September 30, 2012 compared to $607,099 provided during the nine months ended September 30, 2011. The increase in cash flow from financing activities is due to proceeds from additional issuance of our securities in private placements during the first nine months in 2012.

CAPITAL RESOURCES

As of  September 30, 2012, we had negative working capital of $407,191.  To satisfy current working capital needs, we raised $1,022,000 through a private placement of our securities during the first nine months of 2012.  Subsequent to September 30, 2012, we raised an additional $150,000 from the sale of our equity securities in a private placement.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of September 30, 2012, we had cash of $113,292.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

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

The following table summarizes our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Legal Settlement Payable	$168,750	$75,000	$93,750	-	-
Employment Agreements	$1,245,000	$360,000	$720,000	$165,000	-
Office Lease	$24,750	$24,750	-	-	-

Item 3.  Quantitative and Quantitative Disclosure About Market Risks.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the period ended September 30, 2012 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012, we issued 727,213 shares of our common stock, with a value of $154,110 as payment for consulting services and 40,000 shares of our common stock, with a value of $4,000, in payment of settlement of accounts payable.  These issuances were exempt from registration requirements in reliance on section 4(2) of the Securities Act.

During the nine months ended September 30, 2012, we issued an aggregate 5,588,000 shares of our common stock to investors in a private placement.  As part of this offering, we also issued warrants to purchase an aggregate 5,588,000 shares of our common stock.  The aggregate consideration paid by these investors was $1,022,000.  This issuance was exempt from registration requirements in reliance on section 4(2) of the Securities Act and Rule 506 of Regulation D, based in part by representations made by the investors in subscription agreements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.
Item 6.  Exhibits

Exh. No.	Exhibit Description

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERNEAR, INC.
(Registrant)

Date: November 19, 2012	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)