Form 10-K
period 2012-12-31
OverNear, Inc.
filed 2013-04-16
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes      ☒  No

At June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as a public market for the registrant’s common stock did not exist at that time, and the common stock is not currently listed, traded, or quoted on any national or regional stock exchange, market, or quotation system.

As of April 15, 2013, there were 54,933,208 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that included assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may include known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

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

PART I

ITEM 1.  BUSINESS

General

We are an early stage company that is currently developing and plans to market a location-based social networking and mobile advertising platform.  We were formed as Awesome Living, Inc. in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”).  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).  On August 9, 2010, the assets of uKarma’s operating health and wellness business, including its Xflowsion DVD series, and its liabilities were transferred into Awesome Living, Inc. pursuant to a Contribution Agreement.  Therefore, our historical financial results are those of uKarma’s health and wellness business.  uKarma subsequently changed its name to Innolog Holdings Corporation (“Innolog”), and issued 10,700,000 shares of Awesome Living, Inc. common stock to our management.  This, along with other subsequent issuances of our common stock, reduced Innolog’s percentage ownership of our common stock to 19.2%.

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

Business Overview

General

We are developing a location-based, social networking and mobile advertising platform.  We have released a “public beta” version of our mobile application to the general public via the Apple App Store during next quarter, We expect to launch our commercial product during the second quarter of 2013, although we cannot guarantee that the launch will take place as scheduled.  Although we are developing our mobile and server-side applications, we may be required to obtain licenses from third-party vendors who provide application programming interfaces (APIs) and other off-the-shelf tool-sets which we may use from time to time to accelerate the development process.  We expect to be able to obtain the licenses as and when we need them.

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

Marketplace and Competition

Our mobile application, along with the corresponding social networking platform, will compete in the rapidly growing multi-billion dollar mobile location-based services market.  We may compete with other location-based mobile applications, including Foursquare, Google, Apple, and several new start-ups, many of which are significantly larger than us and have more capital to invest in their mobile advertising businesses.  They, or other competing companies, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers, or other parties, thereby limiting our ability to promote our services and generate revenue. These companies could compete with us to the extent they expand into mobile advertising.  Any of these developments would make it more difficult for us to sell our services.  We have no competitive presence in the mobile location based services market at this time.

Intellectual Property

Our ability to protect our intellectual property, including the development of the software application, will be an important factor in the success of our business.  We currently have a provisional patent application pending with the United States Patent and Trademark Office, and two non-provisional patent applications.  We expect to apply for additional patents to protect our intellectual property, as necessary.  We also continue to review whether pursuing patent protection in other countries is appropriate.  We are in the process of registering a U.S. trademark registration for OverNear. We will also continue to review whether pursuing trademark protection in other countries is appropriate.  In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business, or will conduct business in the future.

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

Social Networking

OverNear is introducing a unique mobile app and web service that leverages location-based services to help connect people to people and businesses to shoppers.  As currently planned, OverNear’s social networking platform will allow people who have an online connection (i.e. Facebook friends, LinkedIn contacts, etc.) to connect in person by simultaneously providing a push notification to all parties when they are in close proximity of each other.  Once the OverNear mobile app is installed on the consumers’ smartphone, the user will be presented with an opportunity to identify a list of friends and business contacts to be included in his or her OverNear contact list.  OverNear will utilize appropriate application programming interfaces for mobile devices to allow users to bypass account creation and login with their existing accounts (Facebook, LinkedIn).  For example, linking a Facebook account to OverNear will also enable access to the user’s Facebook friends list. From the imported lists, the user will have the ability to invite friends and contacts to include in his or her OverNear contact list.  Each user who downloads and installs the mobile app will independently establish his or her respective OverNear contact list with the mutual consent of their friends and contacts.

As planned, our system will monitor each user’s OverNear contact list, and once an overlap occurs between any names, the respective persons will be simultaneously notified and required to accept their inclusion into the other OverNear contact list(s) thereby authorizing the system to notify them when they come into close proximity of each other (based on predefined preferences).  When this happens, all parties within a given OverNear contact list will be presented with an opportunity to connect with each other via instant message.  When this choice is made, a list of the persons in the OverNear contact list is presented, and each person is able to select one or more of the other persons from the list to contact with an instant message.

Mobile Advertising

As planned, OverNear will also be a location-based mobile advertising platform that will help brands and retailers reach consumers with mobile advertisements, such as promotional offers, discount coupons, and vouchers direct to their smartphones.  OverNear intends to deploy push notification campaigns to users based on where they are at any given moment, or on any number of other criteria, such as time of day, day of the week, proximity to a retailer’s location, among many other personalized preferences.  The key features that OverNear plans to offer include:

●	Highly targeted advertising campaigns
●	No SMS or MMS approval from the mobile carrier
●	Campaigns are self-administered by retailer or brand
●	Privacy-compliant – User location not revealed without consent
●	Real-time analytics – virtual built-in ‘Marketing Consultant’
●	Simple interface and easy-to-use – intuitive user interface

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

We expect to help brands and retailers utilize mobile advertising without the complexities.  By using our service, advertisers will be able to gain access to our tools and services to craft advertising and promotional campaigns with interactive rich media ads and video ads from our platform.  As planned, our app will be able to analyze user data to build sophisticated profiles and audience groups that, in combination with the real-time decision-making, optimization, and targeting capabilities of our technology platform, will enable us to deliver highly targeted advertising campaigns for our advertiser clients.  We anticipate that advertisers will pay us to deliver their ads to mobile connected device users.  As we deliver more and more ads, we expect to be able to collect anonymous data about users, audiences, and the effectiveness of particular ad campaigns, which in turn enhances our targeting capabilities and will allow us to deliver better performance for advertisers and better opportunities to increase their revenue streams.  Our use of data for interest-based targeting, including location data, is based on consumer consent, and we offer consumers the ability to opt out of such targeting.

Benefits of Mobile Advertising

The combination of the inherently personal nature of mobile devices, their enhanced functionality, and the proliferation of app-enabled experiences creates a powerful opportunity for highly targeted and effective advertising.  We believe mobile advertising enjoys a number of benefits over traditional advertising and PC-based online digital advertising, including:

●	anytime, anywhere access to users;
●	personalization of the advertising experience;
●	location-based targeting;
●	more complete user engagement;
●	enhanced audience targeting based on location, behavioral and demographic data; and
●	superior monetization opportunities for advertisers.

Growth Strategy

We seek to become the strategic independent platform partner of choice for advertisers wanting to capitalize on the large and growing mobile advertising opportunity.  The key elements of our strategy are to:

●	innovate through continued investments in technology and data;
●	deepen our relationship with our users;
●	acquire new users and advertisers;
●	increase our share of advertising budgets from advertisers;
●	increase our global market penetration;
●	pursue strategic acquisitions; and
●	provide further insight into the mobile app economy.

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

OverNear Mobile App

Push Notifications.  OverNear leverages the native high-accuracy network-based hybrid location engine in the Apple iOS and the Android operating systems that allows location to be extracted from the handset on a periodic and continuous basis.  OverNear expects to deploy push notification campaigns to users based on where they are at any given moment, or if they meet any number of other criteria.  As planed, the consumer will “opt in” by downloading the OverNear mobile application to his or her phone and agreeing to receive notifications, but beyond that the consumers’ privacy is protected because the alerts do not require the disclosure of either a phone number or an email address.  Push notifications appear as an alert in the message tray of the customer’s phone screen and can be acted on via messaging even if the OverNear app is not in use.  Unlike other popular apps, there is no check-in required to activate either the user’s location or his or her interest in retrieving an offer or discount.

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

Adaptive Learning Algorithm.  This is an algorithm, which will monitor and refine the system’s filtering process to produce highly targeted promotions based on each individual’s tastes and preferences. Every promotional offer that will be sent by the merchant will include the quick press buttons “More like this” and “Less like this.”  Based on the responses of the shopper for each of the offers, the system will automatically tailor the user’s personal preferences to match his or her indicated interest levels by type of retailer, promotional offer, day of the week, time of day, etc.

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

Linked-In Integration.  With Linked-In integration, our app will allow merchants to easily publish their offers to their Linked-In news feed directly from within the OverNear application.  When sharing Linked-In message content, our applications will automatically post the merchants’ messages to their message archive and track visitor activity or coupon redemptions.

OverNear Web App

Campaign Creation Wizard.  This is intended to be a comprehensive, easy-to-use interface that enables subscribers to create and edit campaigns.  Through intuitive controls, subscribers can readily change colors, fonts, borders, and backgrounds and insert images and logos to help ensure that their messages or offerings appear polished and professional.  The wizard operates on a “what-you-see-is-what-you-get” basis whereby a subscriber can change content quickly and view the offer or message prior to launching.

Professionally Developed Templates.  These are intended to be pre-designed offer and message forms that are designed to help subscribers quickly create attractive and professional campaigns.  These templates will provide ideas about the kinds of offers, messages, and emails subscribers can send, promotions, and announcements, and will demonstrate, through the use of color and format, the creativity and professionalism of a potential campaign.  An advanced editing functionality will enable subscribers to easily modify the templates.  We also plan to provide templates designed to appeal to specific products and services.  For example, we may include a coupon template for a 25% discount or a ‘buy-one-get-one-free’ offer to promote a restaurant while another retail messaging template can be used to promote a new line of men’s apparel.

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

●
Adoption of faster and more functional mobile connected devices.  Driven by intuitive user interfaces, increased functionality, faster processing speeds, better graphics processors, and advanced display technologies with touch capabilities, it has become possible to deliver innovative, interactive, and engaging consumer media experiences on a wide variety of mobile connected devices.

●
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

●
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

●
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

●
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

Complexities of Mobile Advertising

Despite the growing market opportunity for mobile advertising, companies in our industry must address several complexities and challenges in order to effectively deliver mobile advertising solutions, including:

●	fragmentation of the mobile ecosystem caused by a wide diversity of device types, numerous operating systems, and varied delivery and user engagement mechanisms;
●	limitations in using traditional identification techniques typically used in PC-based web advertising, such as "cookies";
●	difficulty in predicting user behavior, including when and where a user will be consuming content on a mobile device;
●	varying connection quality that a mobile device may have at any given time; and
●	difficulties measuring performance of ads and user interactions with them on mobile connected devices.

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

Market Opportunity

Given the benefits of mobile advertising as compared to traditional offline advertising and PC-based online advertising, we expect that brands and retailers will continue to shift their advertising budgets to mobile.  Gartner estimates that worldwide mobile advertising revenue, excluding advertising delivered in connection with search requests and maps, are expected to grow from $1.8 billion in 2011 to approximately $13.5 billion in 2015, reflecting a compounded annual growth rate of 65%.

Employees

We have two employees, both of whom are full-time.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years following our initial public offering, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

ITEM 1A.  RISK FACTORS.

No disclosure is required by smaller reporting companies.

ITEM 2.  PROPERTIES.

We have two offices.  One office is located at 9595 Wilshire Blvd., Suite 900, Beverly Hills, California 90212.   On June 21, 2012 we entered into a month-to-month lease agreement with Premier Office Centers, LLP for this office, the term of which began on July 1, 2012.  The monthly fee, which includes certain services such as telephone and high-speed Internet as well as common area charges, is $1,557 per month.  We also lease an office in an executive suite located at 609 Deep Valley Drive, Suite 200, Rolling Hills, California.  We lease this office from Regus Management Group, LLC at a monthly rent of $2,200 pursuant to a one-year lease that expired on October 31, 2013, after which time we may continue to rent the office on a month-to-month basis. .

ITEM 3.  LEGAL PROCEEDINGS.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is currently no market for our common stock or preferred stock.

Holders

 As of April 15, 2013, there were 158 shareholders of record who hold an aggregate of 54,933,208 shares of common stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	15,000,000	(1)	$0.025	---

Equity compensation plans not approved by security holders	0		$0	0

Total	15,000,000		$0.025	---

(1)	Represents outstanding, vested and unvested shares of restricted stock options granted pursuant to our Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan.

Our Board of Directors adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers.  The Plan was subsequently amended on various dates. Generally, all options granted expire five to ten years from the date of grant. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increases of up to an amount equal to 15% of the outstanding fully-diluted shares of common stock of the Company and any such increase can not be made until the fully-diluted shares of common stock outstanding exceeds 100,000,000 shares.

On November 29, 2012, the Company entered into a consulting agreement and in consideration of the consulting services, the Company agreed to grant the consultant a non-qualified option to purchase 2,100,000 shares of the Company’s common stock at the exercise price of $0.10 per share. The option shall become exercisable at the rate of 300,000 shares upon execution of the agreement and 150,000 shares every three months, commencing on the date of the agreement. These options were granted outside of our 2010 Stock Option Plan.

Recent Sales of Unregistered Securities

Common Stock

During the year ended December 31, 2012, the Company issued (1) an aggregate 2,500,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.10 per unit, in consideration of $250,000, (2) an aggregate of 3,088,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.25 per unit, in consideration of $772,000, (3) warrants to purchase 5,588,000 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $160,898, (4) an aggregate 1,485,246 shares of the Company’s common stock with a value of $314,810 for consulting services, (5) 40,000 shares of the Company’s common stock with a value of $4,000 in payment of settlement of accounts payable, (6) 700,000 warrants with a value of $5,825 for consulting services for the year ended December 31, 2012, and (7) 125,000 warrants with a value of $2,272 for software development during the year ended December 31, 2012.

Preferred Stock

The Company also issued 26.75 units of its Series A Preferred Stock at $30,000 per unit.  Each unit consists of (1) 120,000 shares of Series A Preferred Stock, and (2) warrants to purchase 120,000 shares of Company’s common stock at an exercise price of $0.50 with immediate vesting and 5 years to exercise.  Total consideration from issuance of units amounted to $802,500.  The Company issued warrants to purchase 3,210,000 shares of the Company’s common stock in conjunction with the sale of units and the fair value of the warrants was determined to be $135,141.

The sales of securities identified above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. The investors represented to us that they were accredited investors and were acquiring the shares for investment purposes and not for distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of the foregoing securities were made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements for the fiscal years ended December 31, 2012 and 2011 and the related notes included therein.

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

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. There was no revenue during each of the years ended December 31, 2012 and 2011.

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

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2012 and 2011, the Company had capitalized software development costs of $499,089 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform. Since the capitalized software was not yet available for general release to customers, no amortization of product development costs were incurred for each of the years ended December 31, 2012 and 2011. During January 2013, the Company released the software for use by the general public.

Impairment of long-lived assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the years ended December 31, 2012 and 2011.

Patents and trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Fair value of financial instruments : All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2012 and 2011, the Company has established a full reserve against all deferred tax assets.

A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $260,225 and $210,000 related to stock option grants were recognized for each of the years ended December 31, 2012 and 2011, respectively.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Results of Operations

Comparison of Fiscal Years ended December 31, 2012 and December 31, 2011

Sales. We had no sales during the fiscal years 2012 and 2011.  We did not sell our Xflowsion DVDs while developing our mobile app software and business strategy.

Gross Profit.  We had no gross profit during each of the fiscal years ended December 31, 2012 and 2011, as we had no sales.

General and Administrative (G&A).  During the year ended December 31, 2012, our SGA expenses were $1,773,099, while total SGA expenses during fiscal year 2011 were $1,362,450, representing an increase of over 30%.  The increase is mostly attributed to accounting, consulting, legal fees and other general expenses.

Net Loss.  We had a net loss of $1,764,894 during the fiscal year ended December 31, 2012 compared to a net loss of $(1,244,801) in the fiscal year 2011.  The net loss was higher due to increased operating expenses during 2012.

LIQUIDITY

Cash Flows

Comparison of December 31, 2012 and December 31, 2011

Net cash used in operating activities was $1,199,211 for the year ended December 31, 2012 while net cash used in operating activities was $657,447 for the year ended December 31, 2011. The increase in cash used in operating activities is due primarily to fees related to software development and other services provided by consultants.

Net cash used in investing activities was $422,525 for the year ended December 31, 2012 while net cash used in investing activities was $113,057 for the year ended December 31, 2011.  The increase in cash used in investing activities is due to an increase of approximately $255,000 in software development and approximately $43,000 in patent and trademark acquisition expenses, growing from a combined total of $109,445 during the year ended December 31, 2011 to a combined total of $408,006 during the fiscal year ended December 31, 2012.

Net cash provided by financing activities was $1,589,900 for the year ended December 31, 2012 while net cash provided by financing activities was $952,099 for the year ended December 31, 2011.  The increase in cash flow from financing activities is due to proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of December 31, 2012, we had negative working capital of $332,280.  To satisfy current working capital needs, we raised $1,589,900, net of offering costs of $82,100 and subscriptions receivable of $152,500, through private placements of our securities during 2012.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources.  We expect to incur substantial losses over the next two years.

As of December 31, 2012, we had cash of $150,159. We have obtained additional capital through an equity financing and intend to obtain additional capital through debt or equity financings.  Subsequent to the year-end, and as part of the current private placement offering of our equity securities, so far we have raised an additional $300,000 of $2,500,000.

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

The following table summarizes our contractual obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Legal Settlement Payable	$150,000	$75,000	$75,000	―	―
Employment Agreements	$1,155,000	$360,000	$720,000	$75,000	―
Office Lease	$19,800	$19,800	---	―	―

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2012 and 2011 begin on the following page, starting with page F-1.

OverNear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OverNear, Inc.

We have audited the accompanying balance sheets of OverNear, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

Santa Monica, California

April 15, 2013

OVERNEAR, INC.

BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$150,159	$181,995
Prepaid expenses	14,387	51,975
Total Current Assets	164,546	233,970

Furniture and equipment, net	20,238	11,993

Software development in progress	499,089	133,068

Other assets	53,510	3,145

TOTAL ASSETS	$737,383	$382,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$342,154	$265,398
Accrued expenses	79,672	138,359
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	496,826	478,757

Long-term portion of legal settlement payable	75,000	150,000

Total Liabilities	571,826	628,757
Commitments

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 53,733,208 and 46,619,962 shares issued and outstanding at December 31, 2012 and 2011, respectively	53,733	46,620
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 and none Series A convertible preferred shares issued and outstanding at December 31, 2012 and 2011, respectively	3,210	-
Paid-in capital	4,166,548	1,847,339
Series A convertible preferred stock subscriptions receivable	(152,500)	-
Accumulated deficit	(3,905,434)	(2,140,540)
Total Stockholders' Equity (Deficit)	165,557	(246,581)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$737,383	$382,176

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Selling, General and Administrative Expenses	1,773,099	1,362,450

Impairment of production costs, prepaid royalties and inventory	-	110,992

Operating Loss	(1,773,099)	(1,473,442)

Other Income (Expense)
Interest	(1,842)	(8,454)
Gain on Forgiveness of Debt	10,847	237,895
Total Other Income (Expense)	9,005	229,441

Loss before Income Taxes	(1,764,094)	(1,244,001)

Provision for Income Taxes	800	800

Net Loss	$(1,764,894)	$(1,244,801)

Loss Per Share-Basic and Diluted	$(0.03)	$(0.03)

Weighted Average Number of Shares	51,660,735	36,278,475

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Series A
						Convertible		Total
	Preferred Stock		Common Stock		Paid-in	Preferred Stock Subscription	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at January 1, 2011	-	$-	21,258,896	$21,259	$219,606	$-	$(895,739)	$(654,874)
Private placement of common stock	-	-	10,100,000	10,100	784,375	-	-	794,475
Fair value of warrants issued in connection with private placement	-	-	-	-	176,525	-	-	176,525
Fair value of warrants issued for services	-	-	-	-	24,923	-	-	24,923
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	-	100,000
Issuance of common stock for professional services	-	-	2,438,747	2,439	105,905	-	-	108,344
Issuance of common stock in lieu of settlement of accounts payable	-	-	1,405,332	1,405	51,997	-	-	53,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	-	185,425
Stock based compensation	-	-	-	-	210,000	-	-	210,000
Net Loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,244,801)	(1,244,801)
Balance at December 31, 2011	-	-	46,619,962	46,620	1,847,339	-	(2,140,540)	(246,581)
Private placement of common stock	-	-	5,588,000	5,588	855,514	-	-	861,102
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	160,898	-	-	160,898
Private placement of Series A convertible preferred stock	3,210,000	3,210	-	-	654,625	-	-	657,835
Fair value of warrants issued in connection with private placement of Series A convertible preferred stock	-	-	-	-	135,141	-	-	135,141
Fair value of warrants issued to placement agent in connection with private placement of Series A convertible preferred stock	-	-	-	-	9,524	-	-	9,524
Subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	(152,500)	-	(152,500)
Offering cost – Series A convertible preferred stock	-	-	-	-	(82,100)	-	-	(82,100)
Issuance of common stock for consulting services	-	-	1,485,246	1,485	313,325	-	-	314,810
Fair value of warrants issued in connection with consulting services	-	-	-	-	5,825	-	-	5,825
Fair value of warrants issued in connection with software development agreement	-	-	-	-	2,272	-	-	2,272
Issuance of common stock in payment of settlement of accounts payable	-	-	40,000	40	3,960	-	-	4,000
Stock based compensation	-		-	-	260,225	-	-	260,225
Net Loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,764,894)	(1,764,894)
Balance at December 31, 2012	3,210,000	$3,210	53,733,208	$53,733	$4,166,548	(152,500)	(3,905,434)	165,557

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
Cash Flow from Operating Activities:
Net loss	$(1,764,894)	$(1,244,801)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,274	4,377
Amortization of production costs	-	123,817
Issuance of common stock for consulting services	314,810	68,969
Issuance of stock warrants for consulting services	5,825	-
Issuance of stock in lieu of officer compensation	-	100,000
Stock based compensation	260,225	210,000
Gain on forgiveness of debt	(10,847)	(237,895)
Impairment of production costs, prepaid royalties and inventory	-	110,992
(Increase) Decrease in operating assets:
Prepaid expenses	37,587	(12,600)
Deposit	(2,107)	(1,650)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(75,000)	(50,000)
Accounts payable	87,603	(16,519)
Accrued expenses	(58,687)	287,863
Net Cash used in Operating Activities	(1,199,211)	(657,447)

Cash Flows from Investing Activities:
Due to stockholder	-	(125)
Purchase of furniture and equipment	(14,519)	(3,487)
Software development in progress	(363,749)	(108,145)
Acquisition of patents and trademark	(44,257)	(1,300)
Net Cash Used in Investing Activities	(422,525)	(113,057)

Cash Flow from Financing Activities:
Proceeds from notes payable, unrelated parties	-	(8,802)
Repayments of notes payable, stockholder	-	(10,099)
Proceeds from private placement of common stock	1,022,000	971,000
Proceeds from private placement of Series A convertible preferred stock, net of offering costs	567,900	-
Net Cash Provided by Financing Activities	1,589,900	952,099

Net (Decrease) Increase in Cash	(31,836)	181,595

Cash Balance at Beginning of Year	181,995	400

Cash Balance at End of Year	$150,159	$181,995

Supplemental Disclosures:
Interest Paid	$1,842	$9,335
Taxes Paid	$1,600	$-
		(Continued)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.

STATEMENT OF CASH FLOWS

Non cash activities for the year ended December 31, 2012:

The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

The Company issued warrants to purchase 125,000 shares of its common stock valued at $2,272 in connection with software development.

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

The Company was in the process of developing a location-based social networking and mobile advertising platform which was released for use by the general public in January 2013.

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

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. There was no revenue during each of the years ended December 31, 2012 and 2011.

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

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2012 and 2011, the Company had capitalized software development costs of $499,089 and $133,068, respectively, for the development of a location-based social networking and mobile advertising platform. Since the capitalized software was not yet available for general release to customers, no amortization of product development costs were incurred for each of the years ended December 31, 2012 and 2011. During January 2013, the Company released the software for use by the general public.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets : The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the years ended December 31, 2012 and 2011.

Patents and trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Fair value of financial instruments : All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”).  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2012 and 2011, the Company has established a full reserve against all deferred tax assets.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $260,225 and $210,000 related to stock option grants were recognized for each of the years ended December 31, 2012 and 2011, respectively.

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

Management of the Company is actively seeking financing to continue the development of its location-based mobile platform and market its product and service. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,
	2012	2011

Consulting and Professional Fees	$14,387	$45,375
Rent and Other	-	6,600

Total Prepaid Expenses	$14,387	$51,975

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and Equipment consisted of the following:

	December 31,
	2012	2011

Furniture and Equipment	$32,479	$17,960
Accumulated Depreciation	(12,241)	(5,967)

Furniture and Equipment, net	$20,238	$11,993

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2012	2011

Accrued Salaries and related expenses	$47,519	$125,801
Accrued Income Tax	1,600	2,400
Accrued Professional Fees	30,553	10,158
Total Accrued Liabilities	$79,672	$138,359

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable, as of December 31, 2012	$150,000

Current portion of settlement payable	75,000

Settlement payable, net of current portion	$75,000

The following schedule represents maturities of the settlement payable for the years ending December 31,

2013	$75,000
2014	75,000

$150,000

NOTE 8 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following:

	Year Ended December 31,
	2012	2011
Current:
Federal	$-	$-
State	800	800
Deferred:
Federal	(477,000)	(221,000)
State	(136,000)	(94,000)

	(613,000)	(315,000)
Valuation allowance	613,000	315,000

	-	-

	$800	$800

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $3,500,000 each, which will begin to expire in 2032 and 2022, respectively.  The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not.  Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – PROVISION FOR INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Current deferred income tax assets:
Accrued officers salaries	$8,000	$48,000
Other	11,000	8,000
Less valuation allowance	(19,000)	(56,000)

Net current deferred tax assets	$-	$-

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$1,398,000	$628,000
Stock based compensation	20,000	-
Other	7,000	-
Accumulated depreciation of furniture and equipment	(201,000)	(54,000)
Less valuation allowance	(1,224,000)	(574,000)

Net non-current deferred tax assets	$-	$-

The Company has applied the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At December 31, 2012 and 2011, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2012 and 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction.  The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
States taxes	(5.8)
Stock based compensation	4.7
Other	0.4
Valuation reserve for income taxes	34.7
-%

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2012, stockholders’ equity consisted of the following transactions: (1) the issuance to an investor in a private placement, in consideration of $250,000, of an aggregate 2,500,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.10 per unit, (2) the issuance to investors in a private placement, in consideration of $772,000, of an aggregate 3,088,000 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.25 per unit, (3) the issuance of warrants to purchase 5,588,000 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $160,898, (4) the issuance of an aggregate 1,485,246 shares of the Company’s common stock with a value of $314,810 for consulting services, (5) the issuance of 40,000 shares of the Company’s common stock with a value of $4,000 in payment of settlement of accounts payable, (6) the issuance of 700,000 warrants with a value of $5,825 for consulting services for the year ended December 31, 2012, (7) the issuance of 125,000 warrants with a value of $2,272 for software development during the year ended December 31, 2012.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). There were no other designated series of preferred stock as of December 31, 2012.

The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the year ended December 31, 2012.

In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share.

Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock.

Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.

During the year ended December 31, 2012, the Company issued 26.75 units of Series A Preferred Stock at $30,000 per unit. Each unit consists of (1) 120,000 shares of Series A Preferred Stock, and (2) warrants to purchase 120,000 shares of Company’s common stock at an exercise price of $0.50 with immediate vesting and 5 years to exercise.  Total consideration from issuance of units amounted to $802,500, of which $152,500 was receivable at December 31, 2012 and is presented as an offset to equity in the accompanying balance sheet. The Company issued warrants to purchase 3,210,000 shares of the Company’s common stock in conjunction with the sale of units and the fair value of the warrants was determined to be $135,141.

In connection with the sale of units, the Company issued warrants to its placement agent to purchase 156,000 shares of Company’s common stock.  The fair value of warrants was determined to be $9,524.

In connection with the sale of units, the company incurred offering cost of $82,100.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,
	2012	2011

Numerator:
Net Loss	$(1,764,894)	$(1,244,801)
Denominator:
Weighted Average of Common Shares	51,660,735	36,278,475

Basic and Diluted Net Loss per Share	$(0.03)	$(0.03)

There were no dilutive securities as of December 31, 2012 and 2011.

There were 36,705,000 and 24,826,000 warrants and stock options that were excluded from the calculation of diluted net loss per share for the year ended December 31, 2012 and 2011, because they were anti-dilutive.

NOTE 11 – 2010 STOCK OPTION PLAN

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire five to ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increases of up to an amount equal to 15% of the outstanding fully-diluted shares of common stock of the Company and any such increase can not be made until the fully-diluted shares of common stock outstanding exceeds 100,000,000 shares.

On November 29, 2012, the Company entered into a consulting agreement and in consideration of the consulting services, the Company agreed to grant the consultant a non-qualified option to purchase 2,100,000 shares of the Company’s common stock at the exercise price of $0.10 per share. The option shall become exercisable at the rate of 300,000 shares upon execution of the agreement and 150,000 shares every three months, commencing on the date of the agreement. The options were valued at $301,350 using the Black-Scholes option pricing model. Amount of $50,225 relating to these options was expensed during the year ended December 31, 2012.

The assumptions used in the Black-Scholes model are as follows:

For the year ended
December 31, 2012

Risk-free interest rate	0.42%
Expected dividend yield	0%
Expected lives	3.5 years
Expected volatility	70%

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – 2010 STOCK OPTION PLAN (Continued)

A summary of the status of stock options issued by the Company as of December 31, 2012 is presented in the following table:

	For the year ended 2012		For the year ended 2011
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Outstanding at the beginning of year	15,000,000	$0.025	-	N/A
Granted	2,100,000	$0.1	15,000,000	$0.025
Exercised/Expired/Cancelled	-	N/A	-	N/A
Outstanding at the end of period	17,100,000	$0.034	15,000,000	$0.025

Exercisable at the end of period	7,800,000	$0.028	1,500,000	$0.025

The following table sets forth additional information about stock options outstanding at December 31, 2012:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$ 0.025 - 0.1	17,100,000	7.32	$0.034	7,800,000

As of December 31, 2012, there was $776,125 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.55 years.

NOTE 12 – STOCK WARRANTS

During the year ended December 31, 2012, (1) the Company issued stock purchase warrants to investors in private placements for the right to purchase 2,500,000, 3,210,000 and 3,088,000 shares of the Company’s common stock at $0.25, $0.50 and $0.75 per share, respectively. The warrants vest immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $46,000, $135,141 and $114,898, respectively using the Black-Scholes option pricing model.

On March 20, 2012, the Company entered into a consulting agreement pursuant to which a warrant to purchase 200,000 shares of the Company’s common stock at $0.25 per share were issued. The warrant has a cashless exercise feature and vest as follows: (a) 25,000 shares after six months after the date of the agreement, (b) 100,000 shares after twelve months after the date of the agreement, and (c) 75,000 shares eighteen months after the date of the agreement. The warrants were valued at $18,840 using the Black-Scholes option pricing model. Amount of $2,878 relating to these warrants was expensed during the year ended December 31, 2012.

On November 1, 2012, the Company entered into a consulting agreement pursuant to which a warrant to purchase 500,000 shares of the Company’s common stock at $0.25 per share were issued. The warrant has a cashless exercise feature and vests as follows: (a) 50,000 shares three months after the date of the agreement, (b) 50,000 shares six months after the date of the agreement, (c) 100,000 shares nine months after the date of the agreement, and (d) 300,000 shares twelve months after the date of the agreement. The warrants were valued at $44,200 using the Black-Scholes option pricing model.  The amount of $2,947 relating to these warrants was expensed during the year ended December 31, 2012.

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – 2010 STOCK WARRANTS (continued)

On August 6, 2012, the Company entered into a placement agency agreement and agreed to issue warrants to the placement agent at each closing of the offering. During the year ended December 31, 2012, the Company issued stock purchase warrants to the placement agency for the right to purchase 156,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.50. The warrants vest immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $9,524 using the Black-Scholes option pricing model.

On October 15, 2012, the Company entered into a software development agreement pursuant to which a warrant to purchase 125,000 shares of Company’s common stock at $0.30 issued.  The warrant has a cashless exercise feature and vests as follows: (a) 70,000 shares six months after the date of the agreement, and (b) 55,000 shares twelve months after the date of the agreement. The warrants were valued at $9,738 using the Black-Scholes option pricing model, of this amount $2,272 has become capitalized as software development cost during the year ended December 31, 2012.

The assumptions used in the Black-Scholes option pricing model are as follows:

For the year ended
December 31, 2012

Risk-free interest rate	0.27 - 0.73%
Expected dividend yield	0%
Expected lives	2.5 - 3.35 years
Expected volatility	70%

Warrants to purchase 19,605,000 shares of the Company’s common stock with exercise prices ranging from $0.10 to $0.75 were outstanding as of December 31, 2012.

NOTE 13 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer.  The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President.  Per the amendment to the agreement dated August 8, 2010, Mr. Glaser is compensated with an annual salary of $180,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 2,500,000 shares became exercisable on December 31, 2012 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

OVERNEAR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – EMPLOYMENT AGREEMENTS (continued)

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

As a signing bonus, Mr. Fred Tannous was issued shares of OverNear’s common stock valued at $50,000. Mr. Fred Tannous will also receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable on December 31, 2010 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the end of each subsequent six (6) month period. The options expire 10 years after grant.

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

The following table summarizes the Company's minimum obligations in the event of no early termination under employment agreements as of December 31:

2013	$360,000
2014	360,000
2015	360,000
2016	75,000

$1,155,000

NOTE 14 – LEASE COMMITMENTS

The Company leases its office facilities on a month-to-month basis and under a lease agreement from an unrelated party pursuant to the lease agreement expiring on October 31, 2013. The Company’s rent expense for the years ended December 31, 2012, and 2011 was approximately $41,000 and $3,000, respectively.

The Company’s lease obligation under the lease as of December 31, 2012 amount to $19,800.

NOTE 15 – GAIN ON FORGIVENESS OF DEBT

During the years ended December 31, 2012 and 2011, the Company entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable.  As a result of these transactions, the Company recorded gain on forgiveness of debt of$10,847 and $237,895 for the years ended December 31, 2012 and 2011, respectively.

NOTE 16 – SUBSEQUENT EVENTS

During the first quarter of 2013, the Company commenced a private placement offering of its equity securities for the sale of units consisting of common stock and warrants which have a value of $25,000 per unit for an amount up to $2,500,000.  Each unit consists of (1) 100,000 shares of common stock and, (2) warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share with immediate vesting and 5 years to exercise.  As of April 15, 2013, the Company has sold 12 units for proceeds of $300,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable disagreements with our independent auditors, Gumbiner Savett Inc.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the year ended December 31, 2012 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Based on that evaluation, our management concluded that as of December 31, 2012, our internal control over financial reporting was not effective due to the material weaknesses described above under “Disclosure Controls and Procedures.”

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We discuss remediation above under “Disclosure Controls and Procedures.”

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Since
Fred E. Tannous	46	Co-Chairman of the Board, Chief Executive Officer, Chief Financial Officer	September 13, 2010
Bill Glaser	46	Co-Chairman of the Board, President	July 22, 2010

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

Code of Ethics

We have adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to OverNear, Inc. Attn: Human Resources, 9595 Wilshire Blvd., Suite 900, Beverly Hills, CA 90210.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Insider Participation in Meetings of Directors

All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the directors, none of which are indepedent.

Audit Committee; Audit Committee Financial Expert

Our Board of Directors does not have an audit committee.  The Board has determined that Fred Tannous is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  Mr. Tannous is not independent, as independence for audit committee members is defined in any listing standard.

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2012 and 2011 by (i) our Chief Executive Officer (principal executive officer), (ii) the two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year end, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year.

Name and Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Fred Tannous,	2012	$180,000		—		—		$100,000	—	—	$14,400	(8)	$294,400
CEO	2011	$180,000	(7)	100,000	(6)	—		$100,000	—	—	$9,000		$389,000
	2010	$55,385		$50,000	(2)	$80,000	(2)	$50,000	—	—	$2,625	(3)	$238,010

Bill Glaser,	2012	$180,000		—		—		$110,000	—	—	$14,400	(8)	$304,400
President	2011	$180,000	(5)	—		—		$110,000	—	—	$9,000		$299,000
	2010	$236,399	(4)	—		—		$150,054	—	—	$9,000	(3)	$395,453

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
(8)
This compensation consists of a one-time adjustment to compensation in the amount of $5,400 based on a COLA/CPI provision and a car allowance of $750 per month, both pursuant to the officer’s employment agreement.

Grants of Plan-Based Awards

There were no plan-based awards granted during the 2012 year to any named executive officer.

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

Outstanding Equity Awards as of December 31, 2012

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Fred E. Tannous	5,000,000	5,000,000	5,000,000	$0.025	9/12/2020	─	─	─	─
Bill Glaser	2,500,000	2,500,000	2,500,000	$0.025	8/3/2020	─	─	─	─

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock that are currently held by our directors and executive officers and each person who owns beneficially more than 5% of our outstanding common stock based on 54,933,208 shares of common stock outstanding on April 15, 2013.

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

	Number of Shares			Percent of
Name of Shareholder	Pre-Spin-Off	Post-Spin-Off		Class: Post-Spin-Off
Directors and Named Executive Officers:
Fred E. Tannous	12,513,973	12,856,823	(1)	23.40%
Bill Glaser	9,603,014	14,644,909	(2)	26.66%
Directors and executive officers as a group (2 persons)	22,116,987	27,501,732		50.06%

5% Shareholders
Innolog Holdings, Inc.	10,558,896	-		-%

(1)	Includes 342,850 shares beneficially-owned which will be transferred to Mr. Tannous upon effectiveness of the spinoff registration statement.
(2)	Includes 5,041,896 shares beneficially-owned which will be transferred to Mr. Glaser upon effectiveness of the spinoff registration statement.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Gumbiner Savett Inc. served as our independent registered public accounting firm for our fiscal years ended December 31, 2012 and 2011.  The following table shows the fees that were billed for audit and other services provided by this firm during the 2012 and 2011 fiscal years:

	Fiscal Year Ended December 31,
	2012	2011
Audit Fees (1)	$62,000	$18,000
Audit-Related Fees (2)	---	---
Tax Fees (3)	6,000	---
All Other Fees (4)	---	---
Total	$68,000	$18,000

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

Pre-Approval Policies and Procedures of the Audit Committee

 As we do not have an Audit Committee, the entire Board of Directors approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended December 31, 2012, all of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Board.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (3)

3.2	Bylaws of Awesome Living (1)

4.1	Certificate of Designation of Preference, Rights and Limitations of Series A Preferred Stock (5)

4.2	Form of Warrant issued in Series A Preferred Stock Offering (5)

4.3	Form of Warrant to Purchase Common Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

4.4	Form of Warrant to Purchase Preferred Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

10.1	Employment Agreement between Bill Glaser and Awesome Living, dated August 3, 2010 (1)+

10.2	Employment Agreement between Fred E. Tannous and Awesome Living, dated September 13, 2010 (1)+

10.3	Consulting Agreement between Fred E. Tannous and Awesome Living, dated August 16, 2010 (1)+

10.4	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and CGG Merger Sub Corporation, dated August 11, 2010 (2)

10.5	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (3)+

10.6	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (3)+

10.7	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (3)

10.8	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (3)

10.9	Amendment #2 to Employment Agreement with Fred E. Tannous, dated August 8, 2011 (4)+

10.10	Amendment #2 to Employment Agreement with Bill Glaser, dated August 8, 2011 (4)+

10.11	Form of Subscription Agreement in connection with Series A Preferred Stock and Warrant Offering (5)

14.1	Code of Business Conduct and Ethics (6)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”
+Denotes a contract with management.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on November 9, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(4)	Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(5)	Filed on December 5, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERNEAR, INC.

Date: April 16, 2013	/s/ Fred E. Tannous
Fred E. Tannous, Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Fred E. Tannous	Chief Executive Officer, Chief Financial Officer,	April 16, 2013
Fred E. Tannous	Principal Accounting Officer and Co-Chairman of the Board

/s/ Bill Glaser	President and Co-Chairman of the Board	April 16, 2013
Bill Glaser