Form 10-Q
period 2013-03-31
OverNear, Inc.
filed 2013-05-20
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54119

OverNear, Inc.

(Exact name of registrant as specified in it charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1460 4th Street, Suite 304
Santa Monica, CA 90401

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

57,867,638 shares of the issuer’s common stock are issued and outstanding as of May 20, 2013.

OVERNEAR, INC.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements begin on the following page, beginning with page F-1.

OVERNEAR, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$32,871	$150,159
Prepaid expenses	33,251	14,387
Total Current Assets	66,122	164,546

Furniture and equipment, net	17,727	20,238

Software development in progress	587,963	499,089

Other assets	60,967	53,510

TOTAL ASSETS	$732,779	$737,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$185,171	$342,154
Accrued expenses	108,843	79,672
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	369,014	496,826

Long-term portion of legal settlement payable	56,250	75,000

Total Liabilities	425,264	571,826
Commitments

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 56,115,389 and 53,733,208 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	56,115	53,733
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 Series A convertible preferred shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,210	3,210
Paid-in capital	4,789,554	4,166,548
Stock subscriptions receivable	(175,000)	(152,500)
Accumulated deficit	(4,366,364)	(3,905,434)
Total Stockholders' Equity	307,515	165,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$732,779	$737,383

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF OPERATION (UNAUDITED)

	For the three months ended March 31,

	2013	2012

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Selling, General and Administrative Expenses	391,730	362,414

Operating Loss	(391,730)	(362,414)

Other (expense) income and share based loss on settlement of accounts payable	(68,400)	(801)

Loss before Income Taxes	(460,130)	(363,215)

Provision for Income Taxes	(800)	(800)

Net Loss	$(460,930)	$(364,015)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares	54,139,460	48,629,643

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

								Total
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Equity
Balance at January 1, 2013	3,210,000	$3,210	53,733,208	$53,733	$4,166,548	$(152,500)	$(3,905,434)	$165,557
Private placement of common stock	-	-	1,100,000	1,100	227,590	-	-	228,690
Common stock subscriptions receivable	-	-	-	-	-	(175,000)	-	(175,000)
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	46,310	-	-	46,310
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	194,300	194	42,306	-	-	42,500
Fair value of warrants issued in connection with consulting services	-	-	-	-	4,420	-	-	4,420
Fair value of warrants issued in connection with software development	-	-	-	-	2,732	-	-	2,732
Issuance of common stock in connection with software development	-	-	189,681	190	39,785	-	-	39,975
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	898,200	898	185,838	-	-	186,736
Stock based compensation	-	-	-	-	74,025	-	-	74,025
Net Loss for the three months ended March 31, 2013	-	-	-	-	-	-	(460,930)	(460,930)
Balance at March 31, 2013	3,210,000	$3,210	56,115,389	$56,115	$4,789,554	$(175,000)	$(4,366,364)	$307,515

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,

	2013	2012
Cash Flow from Operating Activities:
Net loss	$(460,930)	$(364,015)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,511	1,255
Share based loss on settlement of accounts payable	68,444	-
Issuance of stock warrants for consulting services	4,420	-
Issuance of common stock for consulting services	42,500	11,249
Stock based compensation	74,025	52,500
(Increase) Decrease in operating assets:
Employee advances	-	(16,500)
Prepaid expenses	6,136	16,575
Increase (Decrease) in operating liabilities:
Legal settlement payable	(18,750)	(18,750)
Accounts payable	(63,691)	5,414
Accrued expenses	29,171	49,850
Net Cash Used in Operating Activities	(316,164)	(262,422)

Cash Flow from Investing Activities:
Patent and trademark	(7,457)	-
Purchase of equipment	-	(1,717)
Software development in progress	(46,167)	(72,277)
Net Cash Used in Investing Activities	(53,624)	(73,994)

Cash Flow from Financing Activities:
Proceeds from private placement of common stock	100,000	480,000
Proceeds for subscriptions receivable Series A convertible preferred stock	152,500	-
Net Cash Provided by Financing Activities:	252,500	480,000

Net (Decrease) Increase in Cash	(117,288)	143,584

Cash Balance at Beginning of Period	150,159	181,995

Cash Balance at End of Period	$32,871	$325,579

Supplemental Disclosures:
Interest Paid	$262	$801

Non cash activities during the three months ended March 31, 2013:

The Company issued 898,200 shares of its common stock valued at $186,736 in payment of settlement of accounts payable and retainer fee.

The Company issued warrants and common stock valued at $42,707 in connection with software development.

Non cash activities during the three months ended March 31, 2012:

The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

OverNear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On June 20, 2011, the name of the corporation was changed to be OverNear, Inc. The Company’s headquarters are located in Santa Monica, California.

The Company has been in the process of developing a location-based social networking and mobile advertising platform, a beta version of which was released for use by general public in January 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim condensed financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these condensed financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the period of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 which are included in the Form 10 K filed by the Company on April 16, 2013.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results could differ from these estimates.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  There was no revenue during each of the three months ended March 31, 2013 and 2012.

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

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of March 31, 2013 and December 31, 2012, the Company had capitalized software development costs of $587,963 and $499,089, respectively, for the development of a location-based social networking and mobile advertising platform. The capitalized software was released for use by the general public in January 2013. Since the capitalized software hasn’t generated any revenue, no amortization of product development costs were incurred for the three months ended March 31, 2013.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three months ended March 31, 2013.

Patents and trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At March 31, 2013 and December 31, 2012, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $74,025 and $52,500 related to stock option grants was recognized for each of the three months ended March 31, 2013 and 2012.

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

Management of the Company is actively seeking financing to continue the development of its location-based mobile platform and market its products and services. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2012 states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Consulting and Professional Fees	33,251	14,387

Total Prepaid Expenses	$33,251	$14,387

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and Equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Furniture and Equipment	$32,479	$32,479
Accumulated Depreciation	(14,752)	(12,241)

Furniture and Equipment, net	$17,727	$20,238

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)

Accrued Salaries and related expenses	$52,307	$47,519
Accrued Income Tax	2,400	1,600
Accrued Professional Fees	54,136	30,553

Total Accrued Liabilities	$108,843	$79,672

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable, as of March 31, 2013	$131,250

Current portion of settlement payable	75,000

Settlement payable, net of current portion	$56,250

The following schedule represents maturities of the settlement payable for the twelve months ending March 31,

2014	$75,000
2015	56,250

$131,250

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2013, the Company approved: (1) the issuance to investors in the private placement in aggregate 1,100,000 shares. Total consideration from issuance of common stock amounted to $275,000, of which $175,000 was receivable at March 31, 2013 and was presented as an offset to equity in the accompanying balance sheet. The common stock includes warrants which had a value of $46,310 per unit; (2) the issuance of an aggregate 194,300 shares of the Company’s common stock with a value of $42,500 for consulting services, (3) the issuance of an aggregate 898,200 shares of the Company’s common stock with a value of $186,736 in payment of settlement of accounts payable and retainer for legal services, (4) the issuance of 189,681 shares of common stock valued at $39,975 for software development services.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). There were no other designated series of preferred stock as of March 31, 2013.

The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the 3 months ended March 31, 2013.

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

In 2012, the Company issued 26.75 units of Series A Preferred Stock at $30,000 per unit. Each unit consists of (1) 120,000 shares of Series A Preferred Stock, and (2) warrants to purchase 120,000 shares of Company’s common stock at an exercise price of $0.50 with immediate vesting and 5 years to exercise. The Company issued warrants to purchase 3,210,000 shares of the Company’s common stock in conjunction with the sale of units and the fair value of the warrants was determined to be $135,141. In connection with the sale of units, the Company issued warrants to its placement agent to purchase 156,000 shares of Company’s common stock. The fair value of warrants was determined to be $9,524. In connection with the sale of units, the company incurred offering cost of $82,100. Total consideration from issuance of units amounted to $802,500, of which $152,500 was received during the three months ended March 31, 2013.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended
	March 31,
	2013	2012
	(Unaudited)
Numerator:
Net Loss	$(460,930)	$(364,015)
Denominator:
Weighted Average of Common Shares	54,139,460	48,629,643

Basic and Diluted Net Loss per Share	$(0.01)	$(0.01)

There were no dilutive securities as of March 31, 2013 and 2012.

There were 37,980,000 and 28,446,000 warrants and stock options excluded from the calculation of diluted net loss per share for the three months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive.

NOTE 10 – 2010 STOCK OPTION PLAN

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire five to ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increases of up to an amount equal to 15% of the outstanding fully-diluted shares of common stock of the Company and any such increase cannot be made until the fully diluted shares of common stock outstanding exceeds 100,000,000 shares.

The Company did not grant any stock options during the three months ended March 31, 2013.

A summary of the status of stock options issued by the Company as of March 31, 2013 is presented in the following table:

	Number of Shares	Average Price
Outstanding at the beginning of period	17,100,000	$0.034
Granted/Exercised/Expired/Cancelled	-	-
Outstanding at the end of period	17,100,000	$0.034
Exercisable at the end of period	7,950,000	$0.029

The following table sets forth additional information about stock options outstanding at March 31, 2013:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.025 – 0.10	17,100,000	7.08	$0.034	7,950,000

As of March 31, 2013, there was $702,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.3 years.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – 2010 STOCK OPTION PLAN (continued)

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended March 31, 2013 and the exercise price, multiplied by the number of in-the-money options) is approximately $1,420,000. This amount changes based on the fair market value of the Company’s common stock.

NOTE 11 – STOCK WARRANTS

During the three months ended March 31, 2013, the Company issued stock purchase warrants to investors in private placements for the right to purchase 1,100,000 shares of the Company’s common stock at $0.50 per share. The warrants vest immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $46,310, using the Black-Scholes option pricing model.

On March 11, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 350,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature and vests as follows: (a) 50,000 shares on July 31, 2013, (b) 50,000 shares on October 31, 2013, and (c) 25,000 shares at the end of every three months starting on January 31, 2014. The warrants were valued at $26,880 using the Black-Scholes option pricing model. An amount of $541 relating to these warrants was capitalized as software development cost during the three months ended March 31, 2013.

The assumptions used in the Black-Scholes option pricing model are as follows:

Three months ended
March 31, 2013
(Unaudited)
Risk-free interest rate	0.32%-0.35%
Expected dividend yield	0%
Expected lives	2.5 years
Expected volatility	70%

Warrants to purchase an aggregate of 20,880,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of March 31, 2013.

NOTE 12 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President. Per the amendment to the agreement dated August 8, 2010, Mr. Glaser is compensated with an annual salary of $190,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 3,000,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.

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

On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer. Per the amendment to the agreement dated August 8, 2010, Mr. Tannous is compensated with an annual salary of $190,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues.

As a signing bonus, Mr. Fred Tannous was issued shares of OverNear’s common stock valued at $50,000. Mr. Fred Tannous will also receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.

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

The following table summarizes the Company's minimum obligations in the event of no early termination under employment agreements as of March 31, 2013:

Twelve Months Ending March 31,
2014	$380,000
2015	380,000
2016	79,000
$839,000

NOTE 13 – LEASE COMMITMENTS

The Company leases its office facilities on a month-to-month basis and under a lease agreement from an unrelated party pursuant to the lease agreement expiring on October 31, 2013. The Company’s rent expense for the three months ended March 31, 2013 was approximately $6,600.

The Company’s lease obligation under the lease as of March 31, 2013 amount to $13,200.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company raised an additional $345,000 from the sale of the Company’s common stock in a private placement at a purchase price of $0.25 per share, consisting of 1,380,000 shares of common stock and 5-year warrants to purchase 1,380,000 shares of common stock at an exercise price of $0.50 per share with immediate vesting and 5 years to exercise.

OVERNEAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS (continued)

On April 11, 2013, the Company entered into an advisory board agreement with an individual to provide advisory services. In connection with the agreement the Company granted 100,000 shares of its common stock which vests based on the following schedule, provided the agreement remains in effect, 25,000 shares upon signing and 25,000 shares each at the end of every three months.

On April 15, 2013, the Company entered into a consulting agreement with an author and social media celebrity whereby such individual shall cross-promote OverNear and its products and services, make introductions to certain key influential individuals, and make appearances at certain company events.  In consideration of the aforementioned consulting services, the Company agreed to a one-time grant of 535,764 shares of the Company’s common stock, which shall be earned based on a vesting schedule, provided the consulting agreement remains in effect, at the rate of 267,884 shares upon execution and the balance of 267,880 shares at the rate of 33,485 shares at the end of every three-month period starting from the date of this agreement.  In addition, the Company agreed to purchase a maximum of 6,000 copies of his soon-to-be released book, valued at approximately $102,000.

The Company granted warrants to purchases 1,050,000 shares of common stock to various consultants for software development services.

The Company entered into a two-year lease agreement for its new offices in Santa Monica, California.  Commencing on May 15, 2013, the lease has monthly lease payments of $ 4,386.

On May 13, 2013, the Company filed a Registration Statement with the Securities and Exchange Commission (the “SEC”) providing for the registration of (i) up to 10,000,000 shares of common stock of the Company to be offered to public stockholders for up to $5,000,000 in gross proceeds (net $4,537,000 after expenses); (ii) the distribution of 10,558,896 shares (the "Distribution Shares") of common stock of the Company owned by Innolog Holdings Corporation (formerly named uKarma Corporation, or "Innolog"); and (iii) the resale (the "Resale") of an aggregate of 6,420,000 shares of the Company's common stock owned by twenty-two (22) selling shareholders identified therein. No payment will be made by any recipient of the Distribution Shares to either Innolog or the Company and the Company will not receive any proceeds from the Resale. The proceeds from the offering are expected to be used for engineering and research and development; business development and sales and marketing; and general and administrative expenses. The registration statement is subject to approval by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements as of, and for the quarters ended, March 31, 2013 and 2012 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

Overview

We are an early stage company that is currently developing and plans to market a location-based social networking and mobile advertising platform that helps connect people to people and businesses to consumers.  We were formed as Awesome Living, Inc. in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”).  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion). On August 9, 2010, the assets of uKarma’s operating health and wellness business, including its Xflowsion DVD series, and its liabilities were transferred into Awesome Living, Inc. pursuant to a Contribution Agreement.  On June 20, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. to better reflect our business of developing a location-based social networking and mobile advertising platform.

To date, we have generated no revenues from our social networking and mobile advertising service and we are not certain that revenues will be generated from this business in the future.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  There was no revenue during each of the three months ended March 31, 2013 and 2012.

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

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of March 31, 2013 and December 31, 2012, the Company had capitalized software development costs of $587,963 and $499,089, respectively, for the development of a location-based social networking and mobile advertising platform. The capitalized software was released for use by the general public in January 2013. Since the capitalized software hasn’t generated any revenue, no amortization of product development costs were incurred for the three months ended March 31, 2013.

Impairment of Long-lived Assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Management has determined that there was no impairment in the value of long-lived assets during the three months ended March 31, 2013.

Patents and trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Fair Value of Financial Instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”). Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At March 31, 2013 and December 31, 2012, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $74,025 and $52,500 related to stock option grants was recognized for each of the three months ended March 31, 2013 and 2012.

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

Results of Operations

Following are the results of the Company’s operations for the three months ended March 31, 2013 and 2012.

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Sales. We had no sales during the third quarter of 2013 and 2012. We have been developing our mobile app software and business strategy and do not expect sales until we implement our monetization strategy expected within the next twenty-four months.

Gross Profit.  We had no gross profit during each of the quarters ended March 31, 2013 and March 31, 2012, as we had no sales.

Selling, General and Administrative (SGA). During the first quarter of 2013, our SGA expenses were $391,730, while total SGA expenses during the first quarter of 2012 were $362,414, representing a 8% increase due to an increase of approximately $29,000 in accounting, consulting, marketing and other general expenses.

Net Loss. We had a net loss of $(460,930) during the first quarter of 2013 compared to a net loss of $(364,015) during the first quarter of 2012.  The net loss in the first quarter of 2013 was higher due to an increase in SG&A expense.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $316,164 for the three months ended March 31, 2013 while net cash used in operating activities was $262,422 for the three months ended March 31, 2012. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants.

Net cash used in investing activities was $53,624 for the three months ended March 31, 2013 while net cash used in investing activities was $73,994 for the three months ended March 31, 2012.  The decrease in cash used in investing activities is primarily due to reduced development of the software since releasing our mobile app to the Apple App Store in January 2013 when compared to the three months ended September 30, 2012.

Net cash provided by financing activities was $252,500 for the three months ended March 31, 2013 compared to $480,000 provided during the three months ended March 31, 2012. The decrease in cash flow from financing activities is due to a lower amount of proceeds from additional issuance of our securities in private placements during the first three months in 2013.

CAPITAL RESOURCES

As of March 31, 2013, we had negative working capital of $302,892.  To satisfy current working capital needs, we raised $275,000, of which $175,000 was receivable at March 31, 2013, through a private placement of our securities during the first three months of 2013.  Subsequent to March 31, 2013, we raised an additional $345,000 from the sale of our equity securities in a private placement.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next two years.

As of March 31, 2013, we had cash of $32,871.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash.  Expenses incurred that cannot be paid in stock, such as auditors' fees, will be paid in cash. There are no assurances that we will be able to meet our capital requirements through year-end or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully develop and market our location-based mobile platform nor realize any revenues.

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

Our management is actively seeking financing to continue the development of our location-based mobile platform and, once the platform is developed, to launch it.  Our ability to continue as a going concern is dependent on our ability to arrange for the financing to meet these goals and on the success of our future operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report from our independent registered public accounting firm relating to the year ended December 31, 2012 states that there is substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us

CONTRACTUAL OBLIGATIONS

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following table summarizes our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Legal Settlement Payable	$131,250	$75,000	$56,250	-	-
Employment Agreements	$839,000	$380,000	$380,000	$79,000	-
Office Leases Expense	$13,200	$13,200	$-	$-	-

SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company raised an additional $345,000 from the sale of Company’s common stock in a private placement at a purchase price of $0.25 per share, consisting of 1,380,000 shares of common stock and 5-year warrants to purchase 1,380,000 shares of common stock at an exercise price of $0.50 per share with immediate vesting and 5 years to exercise.

On April 11, 2013, the Company entered into an advisory board agreement with an individual to provide advisory services. In connection with the agreement the Company granted 100,000 shares of its common stock which vest based on the following schedule, provided agreement remains in effect, 25,000 shares upon signing and 25,000 shares each at the end of every three months.

On April 15, 2013, the Company entered into a consulting agreement with an author and social media celebrity whereby such individual shall cross-promote OverNear and its products and services, make introductions to certain key influential individuals, and make appearances at certain company events.  In consideration of the aforementioned consulting services, the Company agreed to a one-time grant of 535,764 shares of the Company’s common stock, which shall be earned based on a vesting schedule, provided the consulting agreement remains in effect, at the rate of 267,884 shares vest upon execution and the balance of 267,880 shares vest at the rate of 33,485 shares at the end of every three-month period starting from the date of this agreement.  In addition, the Company agreed to purchase a maximum of 6,000 copies of his soon-to-be released book, valued at approximately $102,000.

The Company granted warrants to purchases 1,050,000 shares of common stock to various consultants for software development services.

The Company entered into a two-year lease agreement for its new offices in Santa Monica, California.  Commencing on May 15, 2013, the lease has monthly lease payments of $ 4,386.

On May 13, 2013, the Company filed a Registration Statement with the SEC providing for the registration of (i) up to 10,000,000 shares of common stock of the Company to be offered to public stockholders for up to $5,000,000 in gross proceeds (net $4,537,000 after expenses); (ii) the distribution of 10,558,896 shares (the "Distribution Shares") of common stock of the Company owned by Innolog Holdings Corporation (formerly named uKarma Corporation, or "Innolog"); and (iii) the resale (the "Resale") of an aggregate of 6,420,000 shares of the Company's common stock owned by twenty-two (22) selling shareholders identified therein. No payment will be made by any recipient of the Distribution Shares to either Innolog or the Company and the Company will not receive any proceeds from the Resale. The filing can be referenced at www.sec.gov.  The proceeds from the offering are expected to be used for engineering and research and development; business development and sales and marketing; and general and administrative expenses. The registration statement is subject to approval by the SEC.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended March 31, 2013 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, we issued 194,300 shares of our common stock, with a value of $42,500, for consulting services, 189,681 shares of our common stock with a value of $39,375 for software development, and 898,200 shares of our common stock, with a value of $186,736, in payment of settlement of accounts payable and retainer for legal services.

During the three months ended March 31, 2013, we issued an aggregate 1,100,000 shares of our common stock to two investors in the 2013 Offering. As part of the 2013 Offering, we also issued warrants 2013 Warrants to purchase an aggregate 1,100,000 shares of our common stock, for aggregate gross proceeds of$275,000, of which $175,000 was receivable at March 31, 2013.  The Company paid no cash commissions in connection with the sale of the 2013 Units.

The sales of securities identified above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and the rules promulgated thereunder. The investors represented to us that they were accredited investors and were acquiring the shares for investment purposes and not for distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of the foregoing securities were made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

On April 11, 2013, the Company entered into an advisory board agreement with an individual to provide advisory services. In connection with the agreement the Company granted 100,000 shares of its common stock which vest based on the following schedule, provided agreement remains in effect, 25,000 shares upon signing and 25,000 shares each at the end of every three months.

On April 15, 2013, the Company entered into a consulting agreement with an author and social media celebrity whereby such individual shall cross-promote OverNear and its products and services, make introductions to certain key influential individuals, and make appearances at certain company events.  In consideration of the aforementioned consulting services, the Company agreed to a one-time grant of 535,764 shares of the Company’s common stock, which shall be earned based on a vesting schedule, provided the consulting agreement remains in effect, at the rate of 267,884 shares shall vest upon execution and the balance of 267,880 shares shall vest at the rate of 33,485 shares at the end of every three-month period starting from the date of this agreement.  In addition, the Company agreed to purchase a maximum of 6,000 copies of his soon-to-be released book, valued at approximately $102,000.

The Company entered into a two-year lease agreement for its new offices in Santa Monica, California.  Commencing on May 15, 2013, the lease has monthly lease payments of $ 4,386.

Item 6.  Exhibits

Exhibit. No.	Exhibit Description

10.1	Form of 2013 Subscription Agreement*

10.2	Form of 2013 Warrant (Filed on May 13, 2013 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.)

10.3	Advisory Agreement dated April 11, 2013*

10.4	Consulting Agreement dated April 15, 2013*

10.5	Lease Agreement between OverNear Inc. and SM Promenade LLC, dated April 16, 2013 (Filed on May 13, 2013 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERNEAR, INC.
(Registrant)

Date: May 20, 2013	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)