Form 10-Q
period 2013-06-30
OverNear, Inc.
filed 2013-08-19
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

60,245,085 shares of the issuer’s common stock are issued and outstanding as of August 17, 2013.

OVERNEAR, INC.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2013

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3-12

	Condensed Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012

	Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and June 30, 2012

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2013

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012

	Notes to Unaudited Interim Condensed Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	18

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OverNear, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$147,851	$150,159
Prepaid expenses	105,482	14,387
Total Current Assets	253.333	164,546

Furniture and equipment, net	27,005	20,238

Software development in progress	710,200	499,089

Other assets	101,972	53,510

Total Assets	$1,092,510	$737,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$186,803	$342,154
Accrued expenses	100,027	79,672
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	361,830	496,826

Legal settlement payable, net of current portion	31,250	75,000

Total Liabilities	393,080	571,826

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000
shares authorized 59,504,100 and 53,733,208 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	59,504	53,733
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 Series A convertible preferred shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,210	3,210
Paid-in capital	5,678,963	4,166,548
Stock subscriptions receivable	(100,000)	(152,500)
Accumulated deficit	(4,942,247)	(3,905,434)
Total Stockholders' Equity	699,430	165,557

Total Liabilities and Stockholders’ Equity	$1,092,510	$737,383

The accompanying notes are an integral part of these condensed financial statements

OverNear, Inc.
Condensed Statement of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-
Gross Profit		-	-	-

Selling, General and Administrative Expenses	598,250	400,225	989,674	762,639

Operating Loss	(598,250)	(400,225)	(989,674)	(762,639)

Other Income (Expense):
Gain (Loss) on Settlement and write-off of Accounts Payable	22,541	-	(45,903)	-
Interest Expense	(174)	(353)	(436)	(1,154)
Other Income (Expense), Net	22,367	(353)	(46,339)	(1,154)

Loss before Income Taxes	(575,883)	(400,578)	(1,036,013)	(763,793)

Provision for Income Taxes	-	-	(800)	(800)

Net Loss	$(575,883)	$(400,578)	$(1,036,813)	$(764,593)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares used in computing earnings per share:	57,695,859	51,867,098	55,927,484	50,248,371

The accompanying notes are an integral part of these condensed financial statements

OverNear, Inc.
Condensed Statement of Stockholders’ Equity
(Unaudited)

						Stock		Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at January 1, 2013	3,210,000	$3,210	53,733,208	$53,733	$4,166,548	$(152,500)	$(3,905,434)	$165,557
Private placement of common stock	-	-	3,660,000	3,660	757,018	-	-	760,678
Common stock subscriptions receivable	-	-	-	-	-	(100,000)	-	(100,000)
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	154,322	-	-	154,322
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	930,109	930	196,017	-	-	196,947
Fair value of warrants issued in connection with consulting services	-	-	-	-	8,840	-	-	8,840
Fair value of warrants issued in connection with software development	-	-	-	-	3,138	-	-	3,138
Issuance of common stock in connection with software development	-	-	282,583	283	59,192	-	-	59,475
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	898,200	898	185,838	-	-	186,736
Stock based compensation	-	-	-	-	148,050	-	-	148,050
Net Loss for the six months ended June 30, 2013	-	-	-	-	-	-	(1,036,813)	(1,036,813)
Balance at June 30, 2013	3,210,000	$3,210	59,504,100	$59,504	$5,678,963	$(100,000)	$(4,942,247)	$699,430

The accompanying notes are an integral part of these condensed financial statements

OverNear, Inc.
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash Flow from Operating Activities:
Net loss	$(1,036,813)	$(764,593)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,998	2,570
Loss on settlement of accounts payable	45,903	-
Issuance of stock warrants for consulting services	8,840	1,178
Issuance of common stock for consulting services	133,977	-
Stock based compensation	148,050	105,000
(Increase) Decrease in operating assets:
Employee advances	-	(26,000)
Prepaid expenses	(28,125)	71,041
Other assets	(26,316)	(2,107)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(43,750)	(37,500)
Accounts payable	(14,518)	36,705
Accrued expenses	20,355	71,676
Net Cash used in Operating Activities	(788,399)	(542,030)

Cash Flow from Investing Activities:
Patent costs	(22,145)	-
Purchase of equipment	(10,766)	(2,526)
Software development in progress	(148,498)	(152,069)
Net Cash Used in Investing Activities	(181,409)	(154,595)

Cash Flow from Financing Activities:
Proceeds from private placement of common stock	815,000	982,000
Proceeds from subscriptions receivable Series A convertible preferred stock	152,500	-
Net Cash Provided by Investing Activities	967,500	982,000

Net (Decrease) Increase in Cash	(2,308)	285,375

Cash Balance at Beginning of Period	150,159	181,995
Cash Balance at End of Period	$147,851	$467,370
Supplemental Disclosures:
Interest Paid	$436	$1,154
Taxes Paid	$296	$1,600

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

OverNear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On June 20, 2011, the name of the corporation was changed to OverNear, Inc. The Company’s headquarters are located in Santa Monica, California.  The Company is in the process of developing a location-based social networking and mobile advertising platform, a beta version of which was released for use by the general public in January 2013.  The condensed consolidated financial statements of Overnear, Inc. (which may be referred to as "Overnear," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America.

On August 9, 2010, the Company entered into a Contribution Agreement (“the Agreement”) with uKarma Corporation (“uKarma”) to acquire all of the assets and assume liabilities of uKarma. Pursuant to the terms of the Agreement, the Company issued 10,558,896 shares of its common stock at par value to uKarma as consideration for the acquired assets and assumed certain liabilities. Upon transfer of the assets and liabilities, the Company continued uKarma’s operations. In the accompanying condensed financial statements ukarma is referred to as the predecessor entity.

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

The condensed financial statements of the Company included herein are unaudited for the periods ended June 30, 2013 and June 30, 2012, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2012, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012, included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of our critical accounting policies are disclosed below. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations and in more detail in our 2012 Annual Report on Form 10-K.

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of June 30, 2013 and December 31, 2012, the Company had capitalized software development costs of $710,200 and $499,089, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. A beta version of the capitalized software was released for use by the general public in January 2013, however, no revenue was recognized, and therefore no amortization of product development costs was incurred for each of the three and six months ended June 30, 2013 and 2012.

Net Loss Per Share - The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $74,025 and $148,050 was incurred for the three and six months ended June 30, 2013 and $52,500 and $105,000 for the corresponding periods in 2012.

OVERNEAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

New Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

NOTE 2 – GOING CONCERN

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012

Accrued Salaries and Related Expenses	$50,175	$47,519
Accrued Income Tax	2,104	1,600
Accrued Professional Fees	47,748	30,553
Total Accrued Liabilities	$100,027	$79,672

NOTE 4 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable, as of June 30, 2013	$106,250
Current portion of settlement payable	75,000
Settlement payable, net of current portion	$31,250

The following schedule represents maturities of the settlement payable:

July 1, 2013 through June 30, 2014	75,000
July 1, 2014 through December 7, 2014	31,250
Total	$106,250

OVERNEAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2013, the Company executed the following common stock transactions:

●
the issuance of an aggregate 3,660,000 common shares to accredited investors in a private placement. Total consideration from this issuance of common stock amounted to $915,000, of which $100,000 was receivable at June 30, 2013 and was presented as an offset to equity in the accompanying balance sheet.  The common stock issued included warrants with a fair value of $154,322.

●	the issuance of an aggregate 930,109 shares of the Company’s common stock with a value of $196,947 for consulting services,
●	the issuance of an aggregate 898,200 shares of the Company’s common stock with a value of $186,736 in payment of settlement of accounts payable and retainer for legal services,
●	the issuance of 282,583 shares of common stock valued at $59,475 for software development services.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the six months ended June 30, 2013. In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock. Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.  No shares of preferred stock have been issued during the six months ended June 30, 2013.

Warrants

During the six months ended June 30, 2013, the Company issued warrants to purchase common stock to investors in private placements for the right to purchase 3,660,000 shares of the Company’s common stock at $0.50 per share. The warrants vested immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $154,322, using the Black-Scholes option pricing model.

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

On April 1, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 800,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature and vests as follows: (a) 100,000 shares on July 31, 2013, (b) 100,000 shares on October 31, 2013, and (c) 60,000 shares at the end of every three months starting on January 31, 2014. The warrants were valued at $75,040 using the Black-Scholes option pricing model.

On April 1, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 125,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature and vests 12,500 shares at the end of every three months with the first tranche vesting on January 31, 2014. The warrants were valued at $11,725 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.29% - 0.46%
Expected dividend yield	0%
Expected lives	2.5 years – 3.5 years
Expected volatility	70%

Warrants to purchase an aggregate of 24,365,000 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of June 30, 2013.  A summary of the Company’s warrant activity and related information for the six months ended June 30, 2013 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2013	19,605,000	$0.37
Granted	4,935,000	0.44
Exercised	-	-
Forfeited/Expired	(175,000)	0.25
Outstanding at June 30, 2013	24,365,000	$0.38

OVERNEAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire five to ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increases of up to an amount equal to 15% of the outstanding fully-diluted shares of common stock of the Company and any such increase cannot be made until the fully diluted shares of common stock outstanding exceeds 100,000,000 shares.  The Company did not grant any stock options during the six months ended June 30, 2013.  Options to purchase 17,100,000 shares of common stock at an average exercise price of $0.034 per share are outstanding at June 30, 2013.  Of that amount, 9,600,000 are exercisable at an average price of $0.03 per share.

As of June 30, 2013, there was $628,075 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.1 years.

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) is approximately $1,730,000. This amount changes based on the fair market value of the Company’s common stock.

Initial Public Offering

As of the date of this filing, the SEC is in the review process of a Registration Statement the Company filed On May 13, 2013.  The Company provided for the registration of (i) up to 10,000,000 shares of common stock of the Company to be offered to public stockholders for up to $5,000,000 in gross proceeds (net $4,537,000 after expenses); (ii) the distribution of 10,558,896 shares (the "Distribution Shares") of common stock of the Company owned by Innolog Holdings Corporation (formerly named uKarma Corporation, or "Innolog"); and (iii) the resale (the "Resale") of an aggregate of 6,420,000 shares of the Company's common stock owned by twenty-two (22) selling shareholders identified therein. No payment will be made by any recipient of the Distribution Shares to either Innolog or the Company and the Company will not receive any proceeds from the Resale. The proceeds from the offering are expected to be used for engineering and research and development; business development and sales and marketing; and general and administrative expenses. The registration statement is subject to approval by the SEC.

NOTE 6 – LOSS PER SHARE

There were no dilutive securities for the three and six months ended June 30, 2013 and 2012.  A total of 41,465,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2013 and 30,454,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2012, because they were anti-dilutive.

NOTE 7 – NON-CASH TRANSACTIONS

Non cash activities during six months ended June 30, 2013 are as follows:

●	The Company issued 898,000 shares of its common stock valued at $186,736 in payment of settlement of accounts payable and retainer fee.
●	The Company issued warrants valued at $3,138 in connection with software development.
●	The Company issued 300,000 shares of its common stock valued at $62,970 for consulting services to be performed from June 2013 to June 2014.
●	The Company issued 282,583 shares of its common stock valued at $59,475 in connection with software development.

Non cash activities during six months ended June 30, 2012 are as follows:

●	The Company issued 502,485 shares of its common stock valued at $105,015 as prepayment for consulting services.
●	The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

OVERNEAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

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

The following table summarizes the Company’s minimum obligations in the event of no early termination under employment agreements as of June 30, 2013:

Twelve Months Ending June 30	Amount
2014	$380,000
2015	380,000
2016	300,000
Total	$1,060,000

Consulting Agreement

On April 15, 2013, the Company entered into a consulting agreement with an author whereby such individual shall cross-promote OverNear and its products and services, make introductions to certain key influential individuals, and make appearances at certain company events.  In consideration of the aforementioned consulting services, the Company agreed to a one-time grant of 535,764 shares of the Company’s common stock, which shall be earned based on a vesting schedule, provided the consulting agreement remains in effect, at the rate of 267,884 shares upon execution and the balance of 267,880 shares at the rate of 33,485 shares at the end of every three-month period starting from the date of this agreement.  In addition, the Company agreed to purchase a maximum of 6,000 copies of his soon-to-be released book by November 26, 2013, valued at approximately $102,000.

OVERNEAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Commitment

The Company leases its office facility in Santa Monica, California pursuant to a lease agreement expiring May 2015.  Under the terms of the lease agreement the Company is also required to pay additional amount for operating expenses.

The following table summarizes the Company's future minimum commitment under lease agreement as of June 30, 2013:

Twelve Months Ending June 30,	Amount
2014	$53,000
2015	47,000
Total	$100,000

NOTE 9 – SUBSEQUENT EVENTS

Common Stock

Subsequent to June 30, 2013, the Company executed the following common stock transactions:

●
the issuance of an aggregate 432,500 shares to investors in a private placement. Total consideration from issuance of common stock amounted to $108,125.  These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

●
On July 1, 2013, the Company entered into an agreement with an individual to provide consulting services. In connection with the agreement the Company granted 250,000 shares of its common stock. These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements as of, and for the quarterly periods ended, June 30, 2013 and 2012 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2012 .

Overview

We were formed as Awesome Living, Inc. in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”). uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion). On August 9, 2010, the assets of uKarma’s operating health and wellness business, including its Xflowsion DVD series, and its liabilities were transferred into Awesome Living, Inc. pursuant to a Contribution Agreement. uKarma subsequently changed its name to Innolog Holdings Corporation (“Innolog”), and issued 10,700,000 shares of Awesome Living, Inc. common stock to our management. This, along with other subsequent issuances of our common stock, significantly reduced Innolog’s percentage ownership of our common stock.  The Contribution Agreement anticipated a pro-rata spin-off of the Awesome Living, Inc. common stock owned by uKarma to uKarma’s shareholders of record as of August 12, 2010.

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

The following accounting policies, which are also described in Note 1 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of June 30, 2013 and December 31, 2012, the Company had capitalized software development costs of $710,200 and $499,089, respectively, for the development of a location-based social networking and mobile advertising platform to connect people to people and merchants to shoppers. A beta version of the capitalized software was released for use by the general public in January 2013, however, no revenue was recognized, and therefore, no amortization of product development costs was incurred for each of the three and six months ended June 30, 2013 and 2012.

Net Loss Per Share - The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $74,025 and $148,050 was recognized for the three and six months ended June 30, 2013 and $52,500 and $105,000 for the corresponding periods in 2012.

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

New Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Results of Continuing Operations

Following are the results of the Company's operations for the three and six months ended June 30, 2013 and 2012.

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

Selling, General and Administrative (SGA) -  During the second quarter of 2013, our total SGA expenses were $598,250, while total SGA expenses during the second quarter of 2012 were $400,225, representing an increase of approximately 49%.  The Company incurred approximately $186,000 in increased consulting, rent, marketing and public relations expenses due to increased activities in mobile application development.

Net Loss - We had a net loss of $575,883 during the second quarter of 2013 compared to a net loss of $400,578 during the second quarter of 2012 due to the various selling, general and administrative expenses increase as described above, offset by a gain of approximately $22,000 related to accounts payable write off.

 Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Selling, General and Administrative (SGA) - During the first half of 2013, our total SGA expenses were $989,674, while total SGA expenses during the first half of 2012 were $762,639, representing an increase of approximately 30%.  The Company incurred approximately $208,000 in increased consulting, rent, marketing and public relations expenses due to increased activities in mobile application development.

Net Loss - We had a net loss of $1,036,813 during the first half of 2013 compared to a net loss of $764,593 during the first half of 2012, due to the various selling, general and administrative expenses increase as described above, in addition to a cumulative loss on the settlement of fees with a law firm of approximately $68,000 offset by the gain of approximately $22,000 on accounts payable write off.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $788,397 for the six months ended June 30, 2013 while net cash used in operating activities was $542,030 for the six months ended June 30, 2012. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants and payments made in accordance with the terms of the legal settlement.

Cash Flows from Investing Activities

Net cash used in investing activities was $181,409 for the six months ended June 30, 2013 while net cash used in investing activities was $154,595 for the six months ended June 30, 2012. The increase in cash used in investing activities is primarily due to $148,498 we incurred during the six months ended June 30, 2013 for the development of software and $22,145 incurred for costs related to obtaining a patent on our software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $967,500 for the six months ended June 30, 2013 compared to $982,000 provided during the six months ended June 30, 2012, primarily funded via proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of   June 30, 2013, we had negative working capital of $108,497.  To satisfy current working capital needs, we raised $967,500 through private placements of our securities during the first six months of 2013.  Subsequent to June 30, 2013, we raised an additional $108,125 from the continued sale of our equity securities in private placements.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next year.

As of June 30, 2013, we had cash of $147,851.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

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

Initial Public Offering

As of the date of this filing, the SEC is in the review process of a Registration Statement the Company filed On May 13, 2013.  The Company provided for the registration of (i) up to 10,000,000 shares of common stock of the Company to be offered to public stockholders for up to $5,000,000 in gross proceeds (net $4,537,000 after expenses); (ii) the distribution of 10,558,896 shares (the "Distribution Shares") of common stock of the Company owned by Innolog Holdings Corporation (formerly named uKarma Corporation, or "Innolog"); and (iii) the resale (the "Resale") of an aggregate of 6,420,000 shares of the Company's common stock owned by twenty-two (22) selling shareholders identified therein. No payment will be made by any recipient of the Distribution Shares to either Innolog or the Company and the Company will not receive any proceeds from the Resale. The proceeds from the offering are expected to be used for engineering and research and development; business development and sales and marketing; and general and administrative expenses. The registration statement is subject to approval by the SEC.

CONTRACTUAL OBLIGATIONS

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following table summarizes our total and by period contractual obligations as of June 30, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 Years

Legal Settlement	$106,250	$75,000	$31,250
Employment Agreements	$1,060,000	$380,000	$680,000
Office Lease	$100,000	$53,000	$47,000

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended June 30, 2013 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2013, we raised $640,000 via the issuance 2,560,000 shares of common stock with warrants to purchase an equal amount of shares of common stock to accredited investors in a private placement memorandum.  The warrants have an exercise price of $0.50 per share and expire five years from the date of issue.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

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

On April 15, 2013, the Company entered into a consulting agreement with an author/social media celebrity whereby such individual shall cross-promote OverNear and its products and services, make introductions to certain key influential individuals, and make appearances at certain company events.  In consideration of the aforementioned consulting services, the Company agreed to issue 535,764 shares of the Company’s common stock, which shall be earned based on a vesting schedule, provided the consulting agreement remains in effect, at the rate of 267,884 shares upon execution and the balance of 267,880 shares at the rate of 33,485 shares at the end of every three-month period starting from the date of this agreement.  These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

On June 1, 2013, the Company entered into a marketing agreement with a firm to provide media relations services.  In consideration of the aforementioned marketing services, the Company agreed to issue 142,925 shares of the Company’s common stock.  These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

On June 5, 2013, the Company entered into an agreement with a firm to provide consulting services. In connection with the agreement the Company granted 300,000 shares of its common stock. These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

On June 11, 2013, the Company entered into a consulting agreement with an individual to provide software development services, In consideration of the aforementioned software development services, the Company agreed to issue 71,463 shares of the Company’s common stock. These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

On June 15, 2013, the Company entered into a consulting agreement with an individual to provide software development services, In consideration of the aforementioned software development services, the Company agreed to issue 21,439 shares of the Company’s common stock. These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

The Company granted warrants to purchases 925,000 shares of common stock to various consultants for software development services. These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

Item 6.  Exhibits

Exhibit No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws of Awesome Living (1)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

* Filed herewith.
(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
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

OVERNEAR, INC.
(Registrant)

Date: August 19, 2013	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)