Form 10-K/A
period 2012-12-31
OverNear, Inc.
filed 2013-11-05
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      [ ] Yes      [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [ ]  Yes      [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. [x] Yes       [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ ]  Yes     [x] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [ ]  Yes      [x]  No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Amendment No. 1”), as filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Report”), is to update the financial statements filed in the Original Report to clarify that OverNear, Inc. (the “Registrant”) is a development stage company; to include statement of operations, statement of stockholders’ equity and cash flow information for the Registrant for the period from inception (July 22, 2010) through December 31, 2012; to include an updated auditor’s report and updated footnotes with disclosures, where applicable, for the period from inception (July 22, 2010) through December 31, 2012 (the “Updated Financial Information”); and to include updated XBRL exhibits reflecting such Updated Financial Information.   The financial statements included herein also include changes to conform the disclosures to the financial statements for the years ended December 31, 2012 and 2011 included in our Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, to be filed with the Securities and Exchange Commission shortly after this filing.

This Amendment No. 1 does not affect any other portion of the Original Report. Additionally, this Amendment No. 1 does not reflect any event occurring after April 16, 2013, the original filing date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and with other filings made by the Registrant with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PART II

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2012 and 2011, and for the period from inception (July 22, 2010) to December 31, 2012, begin on the following page, starting with page F-1.

OverNear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OverNear, Inc.

We have audited the accompanying balance sheets of OverNear, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from inception (July 22, 2010) to December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from inception (July 22, 2010) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GUMBINER SAVETT INC.

GUMBINER SAVETT INC.

Santa Monica, California

April 15, 2013

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
ASSETS	2012	2011
Current Assets
Cash	$150,159	$181,995
Prepaid expenses	14,387	51,975
Total Current Assets	164,546	233,970

Furniture and equipment, net	20,238	11,993

Software development in progress	499,089	133,068

Other assets	53,510	3,145

TOTAL ASSETS	$737,383	$382,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$342,154	$265,398
Accrued expenses	79,672	138,359
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	496,826	478,757

Long-term portion of legal settlement payable	75,000	150,000

Total Liabilities	571,826	628,757
Commitments

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 53,733,208 and 46,619,962 shares issued and outstanding at December 31, 2012 and 2011, respectively	53,733	46,620
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 and none Series A convertible preferred shares issued and outstanding at December 31, 2012 and 2011, respectively	3,210	-
Paid-in capital	4,166,548	1,847,339
Series A convertible preferred stock subscriptions receivable	(152,500)	-
Accumulated deficit in the development stage	(3,905,434)	(2,140,540)
Total Stockholders' Equity (Deficit)	165,557	(246,581)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$737,383	$382,176

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended December 31,		For the Period from Inception (July 22, 2010) to December 31,
	2012	2011	2012

Sales	$-	$-	$89

Cost of Sales	-	-	17

Gross Profit	-	-	72

Selling, General and Administrative Expenses	1,773,099	1,362,450	3,999,892

Impairment of production costs, prepaid royalties and inventory	-	110,992	110,992

Operating Loss	(1,773,099)	(1,473,442)	4,110,812

Other Income (Expense)
Interest	(1,842)	(8,454)	(14,764)
Gain on Forgiveness of Debt	10,847	237,895	248,742
Other	-	-	(27,000)
Total Other Income (Expense)	9,005	229,441	206,978

Loss before Income Taxes	(1,764,094)	(1,244,001)	(3,903,834)

Provision for Income Taxes	800	800	1,600

Net Loss	$(1,764,894)	$(1,244,801)	$(3,905,434)

Loss Per Share-Basic and Diluted	$(0.03)	$(0.03)	$(0.10)

Weighted Average Number of Shares	51,660,735	36,278,475	38,990,506

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) For the Period from Inception (July 22, 2010) to December 31, 2012

	Preferred Stock		Common Stock		Paid-in	Accumulated Deficit in the Development	Series A Convertible Preferred Stock Subscription	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Excess of liabilities assumed over assets transferred from uKarma	-	$-	-	$-	$(169,194)	$-	$-	$(169,194)
Issuance of common stock to uKarma	-	-	10,558,896	10,559	-	-	-	10,559
Additional capital contributed	-	-	-	-	27,000	-	-	27,000
Stock based compensation	-	-	-	-	105,000	-	-	105,000
Issuance of common stock for services	-	-	10,700,000	10,700	256,800	-	-	267,500
Net loss	-	-	-	-	-	(895,739)	-	(895,739)
Balance at December 31, 2010	-	-	21,258,896	21,259	219,606	(895,739)	-	(654,874)
Private placement of common stock	-	-	10,100,000	10,100	784,375	-	-	794,475
Fair value of warrants issued in connection with private placement	-	-	-	-	176,525	-	-	176,525
Fair value of warrants issued in connection with software development	-	-	-	-	24,923	-	-	24,923
Issuance of common stock in lieu of officer compensation		-	4,000,000	4,000	96,000	-	-	100,000
Issuance of common stock for professional services	-	-	2,438,747	2,439	105,905	-	-	108,344
Issuance of common stock in lieu of settlement of accounts payable	-	-	1,405,332	1,405	51,997	-	-	53,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	-	185,425
Stock based compensation	-	-	-	-	210,000	-	-	210,000
Net Loss	-	-	-	-	-	(1,244,801)	-	(1,244,801)
Balance at December 31, 2011	-	-	46,619,962	46,620	1,847,339	(2,140,540)	-	(246,581)
Private placement of common stock	-	-	5,588,000	5,588	855,514	-	-	861,102
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	160,898	-	-	160,898
Private placement of Series A convertible preferred stock	3,210,000	3,210	-	-	654,625	-	-	657,835
Fair value of warrants issued in connection with private placement of Series A convertible preferred stock	-	-	-	-	135,141	-	-	135,141
Fair value of warrants issued to placement agent in connection with private placement of Series A convertible preferred stock	-	-	-	-	9,524	-	-	9,524
Subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	-	(152,500)	(152,500)
Offering cost – Series A convertible preferred stock	-	-	-		(82,100)	-		(82,100)
Issuance of common stock for consulting services	-	-	1,485,246	1,485	313,325	-	-	314,810
Fair value of warrants issued in connection with consulting services	-	-	-	-	5,825	-	-	5,825
Fair value of warrants issued in connection with software development agreement	-	-	-	-	2,272	-	-	2,272
Issuance of common stock in payment of settlement of accounts payable	-	-	40,000	40	3,960	-	-	4,000
Stock based compensation	-	-	-	-	260,225	-	-	260,225
Net Loss	-	-	-	-	-	(1,764,894)	-	(1,764,894)
Balance at December 31, 2012	3,210,000	$3,210	53,733,208	$53,733	$4,166,548	$(3,905,434)	$(152,500)	$165,557

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,		For the Period from Inception (July 22, 2010) to December 31,
Cash Flow from Operating Activities:	2012	2011	2012
Net loss	$(1,764,894)	$(1,244,801)	$(3,905,434)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,274	4,377	12,241
Amortization of production costs	-	123,817	172,268
Issuance of common stock for consulting services	314,810	68,969	513,779
Issuance of stock warrants for consulting services	5,825	-	5,825
Issuance of stock in lieu of officer compensation	-	100,000	100,000
Stock based compensation	260,225	210,000	575,225
Gain on forgiveness of debt	(10,847)	(237,895)	(248,742)
Impairment of production costs, prepaid royalties and inventory	-	110,992	110,992
(Increase) Decrease in operating assets:
Prepaid expenses	37,587	(12,600)	59,815
Deposit	(2,107)	(1,650)	(3,757)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(75,000)	(50,000)	150,000
Accounts payable	87,603	(16,519)	190,368
Accrued expenses	(58,687)	287,863	366,805
Net Cash used in Operating Activities	(1,199,211)	(657,447)	(1,900,615)

Cash Flows from Investing Activities:
Due to stockholder	-	(125)	-
Purchase of furniture and equipment	(14,519)	(3,487)	(17,349)
Software development in progress	(363,749)	(108,145)	(471,894)
Cash acquired from uKarma	-	-	6,476
Acquisition of patents and trademark	(44,257)	(1,300)	(45,557)
Net Cash Used in Investing Activities	(422,525)	(113,057)	(528,324)

Cash Flow from Financing Activities:
Repayment of notes payable, unrelated parties	-	(8,802)	(8,802)
Repayments of notes payable, stockholder	-	(10,099)	-
Additional capital contributed	-	-	27,000
Proceeds from private placement of common stock	1,022,000	971,000	1,993,000
Proceeds from private placement of Series A convertible preferred stock, net of offering costs	567,900	-	567,900
Net Cash Provided by Financing Activities	1,589,900	952,099	2,579,098

Net (Decrease) Increase in Cash	(31,836)	181,595	150,159

Cash Balance at Beginning of Period	181,995	400	-

Cash Balance at End of Period	$150,159	$181,995	$150,159

Supplemental Disclosures:
Interest Paid	$1,842	$9,335	$15,645
Taxes Paid	$1,600	$-	$2,400
		(Continued)

The accompanying notes are an integral part of these financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

Non cash activities from inception (July 22, 2010) to December 31, 2010:

On August 9, 2010, OverNear, Inc. acquired all of the assets and assumed the liabilities of uKarma Corporation, the predecessor entity.  The acquired assets and liabilities, and purchase consideration paid were as follows:

Assets and liabilities acquired:

Cash	$6,476
Prepayment and other assets	92,320
Inventory	18,108
Property and equipment, net	15,131
Production costs, net	207,854
Accounts payable and accrued expenses	(489,963)
Notes payable	(8,561)
$(158,635)

Purchase consideration

Common stock issued by OverNear, Inc.	$10,559
Excess of liabilities over assets acquired charged to paid-in capital	(169,194)
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

OverNear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On June 20, 2011, the name of the corporation was changed to be OverNear, Inc. The Company’s headquarters are located in Beverly Hills, California.

The Company is in the process of developing and marketing a location-based social networking and mobile advertising platform, a beta version of which was released for use by the general public in January 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise. The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, “Development Stage Entities”. The Company is devoting substantially all of its present efforts to design and develop a location-based social networking and mobile advertising platform and its planned principal operations have not yet commenced.  The Company has not generated any significant revenues from operations and has no assurance of any future revenues. All losses accumulated since July 22, 2010, have been considered as part of the Company’s development stage activities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2012 and 2011, the Company had capitalized software development costs of $499,089 and $133,068, respectively, for the development of a location-based social networking application.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Due to the uncertainty regarding the Company’s ability to monetize the fitness DVD series inherited from its former parent uKarma, management determined that the related remaining production costs, prepaid royalties, and inventory were impaired and recorded an impairment loss of $110,992 for the year ended December 31, 2011. There was no impairment loss during the year ended December 31, 2012.

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

Net Loss Per Share: The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation: The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $260,225, $210,000 and $575,225, related to stock option grants were recognized for each of the years ended December 31, 2012 and 2011, and for the period from inception (July 22, 2010) to December 31, 2012, respectively.

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

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Current deferred income tax assets:
Accrued officers’ salaries	$8,000	$48,000
Other	11,000	8,000
Less valuation allowance	(19,000)	(56,000)

Net current deferred tax assets	$-	$-

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$1,398,000	$628,000
Stock based compensation	20,000	-
Other	7,000	-
Accumulated depreciation of furniture and equipment	(201,000)	(54,000)
Less valuation allowance	(1,224,000)	(574,000)

Net non-current deferred tax assets	$-	$-

NOTE 8 – PROVISION FOR INCOME TAXES (continued)

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

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

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

In connection with the sale of units, the Company incurred offering cost of $82,100.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,		For the Period from Inception (July 22, 2010) to December 31,
	2012	2011	2012
Numerator:
Net Loss	$(1,764,894)	$(1,244,801)	$(3,905,434)
Denominator:
Weighted Average of Common Shares	51,660,735	36,278,475	38,990,506

Basic and Diluted Net Loss per Share	$(0.03)	$(0.03)	$(0.10)

There were no dilutive securities as of December 31, 2012 and 2011.

There were 36,705,000, 24,826,000 and 36,705,000 warrants and stock options that were excluded from the calculation of diluted net loss per share for the years ended December 31, 2012 and 2011, and for the period from inception (July 22, 2010) to December 31, 2012, respectively, because they were anti-dilutive.

NOTE 11 – 2010 STOCK OPTION PLAN

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire five to ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increases of up to an amount equal to 15% of the outstanding fully-diluted shares of common stock of the Company and any such increase cannot be made until the fully-diluted shares of common stock outstanding exceeds 100,000,000 shares.

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

On August 6, 2012, the Company entered into a placement agency agreement and agreed to grant warrants to the placement agent at each closing of the offering. During the year ended December 31, 2012, the Company granted stock purchase warrants to the placement agency for the right to purchase 156,000 shares of the Company’s common stock at exercise prices ranging from $0.25 to $0.50. The warrants vest immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $9,524 using the Black-Scholes option pricing model.

NOTE 12 – 2010 STOCK WARRANTS (continued)

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

$1,155,000

NOTE 14 – LEASE COMMITMENTS

The Company leases its office facility on a month-to-month basis and under a lease agreement from an unrelated party pursuant to the lease agreement expiring on October 31, 2013. The Company’s rent expense for the years ended December 31, 2012, and 2011, and the period from inception (July 22, 2010) to December 31, 2012, was approximately $41,000, $3,000, and $45,000, respectively.

The Company’s lease obligation under the lease as of December 31, 2012 amount to $19,800.

NOTE 15 – GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable.  As a result of these transactions, the Company recorded gain on forgiveness of debt of $10,847, $237,895 and $248,742 for the years ended December 31, 2012 and 2011, and the period from inception (July 22, 2012) to December 31, 2012, respectively.

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

Exhibit Table

Exhibit No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (3)

3.2	Bylaws of Awesome Living (1)

4.1	Certificate of Designation of Preference, Rights and Limitations of Series A Preferred Stock (5)

4.2	Form of Warrant issued in Series A Preferred Stock Offering (5)

4.3	Form of Warrant to Purchase Common Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

4.4	Form of Warrant to Purchase Preferred Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

10.1	Employment Agreement between Bill Glaser and Awesome Living, dated August 3, 2010 (1)+

10.2	Employment Agreement between Fred E. Tannous and Awesome Living, dated September 13, 2010 (1)+

10.3	Consulting Agreement between Fred E. Tannous and Awesome Living, dated August 16, 2010 (1)+

10.4	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and CGG Merger Sub Corporation, dated August 11, 2010 (2)

10.5	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (3)+

10.6	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (3)+

10.7	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (3)

10.8	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (3)

10.9	Amendment #2 to Employment Agreement with Fred E. Tannous, dated August 8, 2011 (4)+

10.10	Amendment #2 to Employment Agreement with Bill Glaser, dated August 8, 2011 (4)+

10.11	Form of Subscription Agreement in connection with Series A Preferred Stock and Warrant Offering (5)

14.1	Code of Business Conduct and Ethics (6)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer **

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Furnished herewith.
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
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

19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERNEAR, INC.

Date: November 4, 2013	/s/ Fred E. Tannous
Fred E. Tannous, Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Fred E. Tannous	Chief Executive Officer, Chief Financial Officer,	November 4, 2013
Fred E. Tannous	Principal Accounting Officer and Co-Chairman of the Board

/s/ Bill Glaser	President and Co-Chairman of the Board	November 4, 2013
Bill Glaser

 20