Form 10-Q/A
period 2013-06-30
OverNear, Inc.
filed 2013-11-05
CIK 1500904

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

60,245,085 shares of the issuer’s common stock are issued and outstanding as of August 17, 2013.

EXPLANATORY NOTE

 The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013 (the “Amendment No. 1”), as filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Report”), is to update the financial statements filed in the Original Report to clarify that OverNear, Inc. (the “Registrant”) is a development stage company; to include statement of operations, statement of stockholders’ equity and cash flow information for the Registrant for the period from inception (July 22, 2010) through June 30, 2013; to include updated footnotes with disclosures, where applicable, for the period from inception (July 22, 2010) through June 30, 2013 (the “Updated Financial Information”); and to include updated XBRL exhibits reflecting such Updated Financial Information. The financial statements included herein also include changes to conform the disclosures to the financial statements for the three and six months ended June 30, 2013 and 2012, included in our Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, which is being filed with the Securities and Exchange Commission shortly after this filing.

This Amendment No. 1 does not affect any other portion of the Original Report. Additionally, this Amendment No. 1 does not reflect any event occurring after August 19, 2013, the original filing date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and with other filings made by the Registrant with the Securities and Exchange Commission subsequent to the filing of the Original Report.

FORM 10-Q/A
OverNear, Inc.
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	1

	Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and June 30, 2012 and for the period from inception (July 22, 2010) through June 30, 2013	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from inception (July 22, 2010) through June 30, 2013	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012 and for the period from inception (July 22, 2010) through June 30, 2013	4

	Notes to Unaudited Interim Condensed Financial Statements	5

PART II - OTHER INFORMATION

Item 6.	Exhibits	14

Signatures		15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$147,851	$150,159
Prepaid expenses	105,482	14,387
Total Current Assets	253,333	164,546

Furniture and equipment, net	27,005	20,238

Software development in progress	710,200	499,089

Other assets	101,972	53,510

TOTAL ASSETS	$1,092,510	$737,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$186,803	$342,154
Accrued expenses	100,027	79,672
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	361,830	496,826

Legal settlement payable, net of current portion	31,250	75,000

Total Liabilities	393,080	571,826

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 59,504,100 and 53,733,208 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	59,504	53,733
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 Series A convertible preferred shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,210	3,210
Paid-in capital	5,678,963	4,166,548
Stock subscriptions receivable	(100,000)	(152,500)
Accumulated deficit in the development stage	(4,942,247)	(3,905,434)
Total Stockholders' Equity	699,430	165,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,092,510	$737,383

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		For the Period from Inception (July 22, 2010) to
	2013	2012	2013	2012	June 30, 2013

Sales	$-	$-	$-	$-	$89

Cost of Sales	-	-	-	-	17
Gross Profit		-	-	-	72

Selling, General and Administrative Expenses	598,250	400,225	989,674	762,639	4,989,566
Impairment of production costs, prepaid royalties and inventory	-	-	-	-	110,992

Operating Loss	(598,250)	(400,225)	(989,674)	(762,639)	(5,100,486)

Other Income (Expense):
Gain (Loss) on Settlement and write-off of Accounts Payable	22,541	-	(45,903)	-	(45,903)
Interest Expense	(174)	(353)	(436)	(1,154)	(15,200)
Gain on forgiveness of debt	-	-	-	-	248,742
Other	-	-	-	-	(27,000)
Other Income (Expense), Net	22,367	(353)	(46,339)	(1,154)	160,639

Loss before Income Taxes	(575,883)	(400,578)	(1,036,013)	(763,793)	(4,939,847)

Provision for Income Taxes	-	-	(800)	(800)	(2,400)

Net Loss	$(575,883)	$(400,578)	$(1,036,813)	$(764,593)	$(4,942,247)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.12)

Weighted average shares used in computing earnings per share:	57,695,859	51,867,098	55,927,484	50,248,371	41,842,220

The accompanying notes are an integral part of these condensed financial statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) For the Period from Inception (July 22, 2010) to June 30, 2013

	Preferred Stock		Common Stock		Paid-in	Stock Subscriptions	Accumulated Deficit in the development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	stage	Equity

Excess of liabilities assumed over assets transferred from uKarma	-	-	-	-	(169,194)	-	-	(169,194)
Issuance of common stock to uKarma	-	-	10,558,896	10,559	-	-	-	10,559
Additional capital contributed	-	-	-	-	27,000	-	-	27,000
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	-	100,000
Private placement of Series A convertible preferred stock	3,210,000	3,210	-	-	654,625	-	-	657,835
Fair value of warrants issued in connection with Series A convertible preferred stock	-	-	-	-	135,141	-	-	135,141
Fair value of warrant issued to placement agent in connection with Series A convertible preferred stock	-	-	-	-	9,524	-	-	9,524
Offering cost – Series A convertible preferred stock	-	-	-	-	(82,100)	-	-	(82,100)
Subscription receivable for issuance of Series A convertible preferred stock	-	-	-	-	-	(152,500)	-	(152,500)
Private placement of common stock	-	-	15,688,000	15,688	1,639,889	-	-	1,655,577
Fair value of warrants issued in connection with private placement	-	-	-	-	337,423	-	-	337,423
Issuance of common stock for services	-	-	14,623,993	14,624	676,030	-	-	690,654
Issuance of common stock for settlement of accounts payable and retainer	-	-	1,445,332	1,445	55,957	-	-	57,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	-	185,425
Fair value of warrants issued for consulting services	-	-	-	-	5,825	-	-	5,825
Fair value of warrants issued for software development	-	-	-	-	27,195	-	-	27,195
Stock based compensation	-	-	-	-	575,225	-	-	575,225
Net loss for the period from inception (July 22, 2010) to December 31, 2012	-	-	-	-	-	-	(3,905,434)	(3,905,434)
Balance at December 31, 2012	3,210,000	3,210	53,733,208	53,733	4,166,548	(152,500)	(3,905,434)	165,557
Private placement of common stock	-	-	3,660,000	3,660	757,018	-	-	760,678
Common stock subscriptions receivable	-	-	-	-	-	(100,000)	-	(100,000)
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	154,322	-	-	154,322
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	930,109	930	196,017	-	-	196,947
Fair value of warrants issued in connection with consulting services	-	-	-	-	8,840	-	-	8,840
Fair value of warrants issued in connection with software development	-	-	-	-	3,138	-	-	3,138
Issuance of common stock in connection with software development	-	-	282,583	283	59,192	-	-	59,475
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	898,200	898	185,838	-	-	186,736
Stock based compensation	-	-	-	-	148,050	-	-	148,050
Net Loss for the six months ended June 30, 2013	-	-	-	-	-	-	(1,036,813)	(1,036,813)
Balance at June 30, 2013	3,210,000	$3,210	59,504,100	$59,504	$5,678,963	$(100,000)	$(4,942,247)	$699,430

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended,		For the Period from Inception (July 22, 2010)
	June 30		through
	2013	2012	June 30, 2013
Cash Flow from Operating Activities:
Net loss	$(1,036,813)	$(764,593)	$(4,942,247)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,998	2,570	16,239
Amortization of production costs	-	-	172,268
Loss on settlement of accounts payable	45,903	-	45,903
Issuance of stock warrants for consulting services	8,840	1,178	14,665
Issuance of common stock for consulting services	133,977	-	647,756
Stock based compensation	148,050	105,000	723,275
Impairment of production costs, prepaid royalties and inventory	-	-	110,992
Issuance of stock in lieu of officer compensation	-	-	100,000
Gain on forgiveness of debt	-	-	(248,742)
(Increase) Decrease in operating assets:
Employee advances	-	(26,000)	-
Prepaid expenses	(28,125)	71,041	31,690
Other assets	(26,316)	(2,107)	(30,073)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(43,750)	(37,500)	106,250
Accrued expenses	(14,518)	36,705	175,850
Accounts payable	20,355	71,676	387,160
Net Cash Used in Operating Activities	(788,399)	(542,030)	(2,689,014)

Cash Flow from Investing Activities:
Patent costs and trademark	(22,145)	-	(67,702)
Purchase of equipment	(10,766)	(2,526)	(28,115)
Software development in progress	(148,498)	(152,069)	(620,392)
Cash acquired from uKarma	-	-	6,476
Net Cash Used in Investing Activities	(181,409)	(154,595)	(709,733)

Cash Flow from Financing Activities:
Repayment of notes payable, unrelated parties	-	-	(8,802)
Additional capital contributed	-	-	27,000
Proceeds from private placement of common stock	815,000	982,000	2,808,000
Proceeds from Series A convertible preferred stock, net of offering cost	152,500	-	720,400
Net Cash Provided by Financing Activities:	967,500	982,000	3,546,598

Net (Decrease) Increase in Cash	(2,308)	285,375	147,851

Cash Balance at Beginning of Period	150,159	181,995	-

Cash Balance at End of Period	$147,851	$467,370	$147,851

Supplemental Disclosures:
Interest Paid	$436	$1,154	16,081
Taxes Paid	$296	$1,600	2,696

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
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

The condensed financial statements of the Company included herein are unaudited for the periods ended June 30, 2013 and June 30, 2012, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the case of the condensed balance sheet as of December 31, 2012, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012, included above. The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of the Company's critical accounting policies are disclosed below. The Company's critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations and in more detail in the Company's 2012 Annual Report on Form 10-K.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES (continued)

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $74,025 and $148,050 was incurred for the three and six months ended June 30, 2013 and $52,500 and $105,000 for the corresponding periods in 2012, and $723,275 for the period from inception (July 22, 2010) to June 30, 2013.

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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – GOING CONCERN (continued)

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
(A DEVELOPMENT STAGE COMPANY)
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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

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

NOTE 6 – LOSS PER SHARE

There were no dilutive securities for the three and six months ended June 30, 2013 and 2012 and for the period from inception (July 22, 2010) to June 30, 2013.  A total of 41,465,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2013 and for the period from inception (July 22, 2010) to June 30, 2013, and 30,454,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2012, because they were anti-dilutive.

NOTE 7 – NON-CASH TRANSACTIONS

Non cash activities during the six months ended June 30, 2013 are as follows:

•	The Company issued 898,200 shares of its common stock valued at $186,736 in payment of settlement of accounts payable and retainer fee.

•	The Company issued warrants valued at $3,138 in connection with software development.

•	The Company issued 300,000 shares of its common stock valued at $62,970 for consulting services to be performed from June 2013 to June 2014.

•	The Company issued 282,583 shares of its common stock valued at $59,475 in connection with software development.

Non cash activities during six months ended June 30, 2012 are as follows:

•	The Company issued 502,485 shares of its common stock valued at $105,015 as prepayment for consulting services.

•	The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

NOTE 7 – NON-CASH TRANSACTIONS (continued)

Non cash activities from inception (July 22, 2010) to June 30, 2013 exclusive of the above, are as follows:

On August 9, 2010, OverNear, Inc. acquired all of the assets and assumed the liabilities of uKarma Corporation, the predecessor entity.  The acquired assets and liabilities, and purchase consideration paid were as follows:

Assets and liabilities acquired:

Cash	$6,476
Prepayment and other assets	92,320
Inventory	18,108
Property and equipment, net	15,131
Production costs, net	207,854
Accounts payable and accrued expenses	(489,963)
Notes payable	(8,561)
$(158,635)

Purchase consideration

Common stock issued by OverNear, Inc.	$10,559
Excess of liabilities over assets acquired charged to paid-in capital	(169,194)
$(158,635)

•	The Company issued 5,500,000 shares of its common stock to its CEO in lieu of accrued compensation in the amount of $137,500.

•	The Company issued 1,405,332 shares of its common stock valued at $53,402 in payment of settlement of accounts payable.

•	The Company issued 7,416,987 shares to its officers valued at $185,425 in payment of settlement of deferred compensation.

•	The Company issued 276,000 warrants valued at $24,923 in connection with software development.

•	The Company issued 1,050,000 shares of its common stock valued at $52,500 in payment of consulting services.

•	The Company issued warrants to purchase 125,000 shares of its common stock valued at $2,272 in connection with software development.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 9 – VENDOR SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts different than the liability recorded in the accounts payable. The Company's officers also forgave their deferred compensation during 2011. As a result of these transactions, the Company recorded gain (loss) on settlement and forgiveness of debt of $22,541, $(45,903), and $202,839 for the three and six months ended June 30, 2013 and for the period from inception (July 22, 2010) to June 30, 2013, respectively. There was no such gain (loss) on settlement and forgiveness of debt during the three and six months ended June 30, 2012.

NOTE 10 – SUBSEQUENT EVENTS

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

PART II – OTHER INFORMATION

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
** Furnished herewith.
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

OVERNEAR, INC.
(Registrant)

Date: November 4, 2013	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)