Form 10-Q
period 2013-09-30
OverNear, Inc.
filed 2013-11-19
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

62,106,587 shares of the issuer’s common stock are issued and outstanding as of November 17, 2013.

FORM 10-Q
OverNear, Inc.
(A Development Stage Company)
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period from Inception (July 22, 2010) to September 30, 2013	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Period from Inception (July 22, 2010) to September 30, 2013	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from Inception (July 22, 2010) to September 30, 2013	4

	Notes to Unaudited Interim Condensed Financial Statements	5-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$47,727	$150,159
Prepaid expenses	244,759	14,387
Total Current Assets	292,486	164,546

Furniture and equipment, net	24,762	20,238

Software development in progress	710,200	499,089

Other assets	110,904	53,510

Total Assets	$1,138,352	$737,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$153,915	$342,154
Accrued expenses	119,387	79,672
Current portion of legal settlement payable	75,000	75,000
Total Current Liabilities	348,302	496,826

Legal settlement payable, net of current portion	12,500	75,000

Total Liabilities	360,802	571,826

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 61,706,587 and 53,733,208 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	61,707	53,733
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 Series A convertible preferred shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,210	3,210
Paid-in capital	6,311,608	4,166,548
Stock subscriptions receivable	-	(152,500)
Accumulated deficit in the development stage	(5,598,975)	(3,905,434)
Total Stockholders' Equity	777,550	165,557

Total Liabilities and Stockholders’ Equity	$1,138,352	$737,383

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Period from Inception (July 22, 2010) to September 30,
	2013	2012	2013	2012	2013

Sales	$-	$-	$-	$-	$89

Cost of Sales	-	-	-	-	17
Gross Profit	-	-	-	-	72

Selling, General and Administrative Expenses	571,456	409,589	1,561,130	1,172,228	5,561,022
Research and Development	135,615	-	135,615	-	135,615
Impairment of production costs, prepaid royalties and inventory	-	-	-	-	110,992

Operating Loss	(707,071)	(409,589)	(1,696,745)	(1,172,228)	(5,807,557)

Other Income (Expense):
Gain on Settlement and write-off of Accounts Payable	50,594	-	4,691	-	4,691
Interest Expense	(251)	(316)	(687)	(1,470)	(15,451)
Gain on Forgiveness of Debt	-	-	-	-	248,742
Other	-	-	-	-	(27,000)
Other Income (Expense), Net	50,343	(316)	4,004	(1,470)	210,982

Loss before Income Taxes	(656,728)	(409,905)	(1,692,741)	(1,173,698)	(5,596,575)

Provision for Income Taxes	-	-	(800)	(800)	(2,400)

Net Loss	$(656,728)	$(409,905)	$(1,693,541)	$(1,174,498)	(5,598,975)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)	(0.13)

Weighted average shares used in computing earnings per share:	60,729,409	52,898,941	57,545,715	51,138,343	43,331,185

The accompanying notes are an integral part of these condensed financial statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) For the Period from Inception (July 22, 2010) to September 30, 2013

	Preferred Stock		Common Stock		Paid-in	Stock Subscriptions	Accumulated Deficit in the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Excess of liabilities assumed over assets transferred from uKarma	-	-	-	-	(169,194)	-	-	(169,194)
Issuance of common stock to uKarma	-	-	10,558,896	10,559	-	-	-	10,559
Additional capital contributed	-	-	-	-	27,000	-	-	27,000
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	-	100,000
Private placement of Series A convertible preferred stock	3,210,000	3,210	-	-	654,625	-	-	657,835
Fair value of warrants issued in connection with Series A convertible preferred stock	-	-	-	-	135,141	-	-	135,141
Fair value of warrant issued to placement agent in connection with Series A convertible preferred stock	-	-	-	-	9,524	-	-	9,524
Offering cost – Series A convertible preferred stock	-	-	-	-	(82,100)	-	-	(82,100)
Subscription receivable for issuance of Series A convertible preferred stock	-	-	-	-	-	(152,500)	-	(152,500)
Private placement of common stock	-	-	15,688,000	15,688	1,639,889	-	-	1,655,577
Fair value of warrants issued in connection with private placement	-	-	-	-	337,423	-	-	337,423
Issuance of common stock for services	-	-	14,623,993	14,624	676,030	-	-	690,654
Issuance of common stock for settlement of accounts payable and retainer	-	-	1,445,332	1,445	55,957	-	-	57,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	-	185,425
Fair value of warrants issued for consulting services	-	-	-	-	5,825	-	-	5,825
Fair value of warrants issued for software development	-	-	-	-	27,195	-	-	27,195
Stock based compensation	-	-	-	-	575,225	-	-	575,225
Net loss for the period from inception (July 22, 2010) to December 31, 2012	-	-	-	-	-	-	(3,905,434)	(3,905,434)
Balance at December 31, 2012	3,210,000	3,210	53,733,208	53,733	4,166,548	(152,500)	(3,905,434)	165,557
Private placement of common stock	-	-	4,992,500	4,993	1,034,335	-	-	1,039,328
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	208,797	-	-	208,797
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	1,706,929	1,707	357,978	-	-	359,685
Fair value of warrants issued in connection with consulting services	-	-	-	-	41,080	-	-	41,080
Fair value of warrants issued in connection with software development	-	-	-	-	16,358	-	-	16,358
Issuance of common stock in connection with software development	-	-	375,750	376	78,599	-	-	78,975
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	898,200	898	185,838	-	-	186,736
Stock based compensation	-	-	-	-	222,075	-	-	222,075
Net loss for the nine months ended September 30, 2013	-	-	-	-	-	-	(1,693,541)	(1,693,541)
Balance at September 30, 2013	3,210,000	$3,210	61,706,587	$61,707	$6,311,608	$-	$(5,598,975)	$777,550

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,		Period from Inception (July 22, 2010) to September 30,
	2013	2012	2013
Cash Flow from Operating Activities:
Net loss	$(1,693,541)	$(1,174,498)	$(5,598,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,242	4,291	18,483
Amortization of production costs	-	-	172,268
Gain on settlement of accounts payable	(4,691)	-	(4,691)
Issuance of stock warrants for consulting services	17,680	2,878	23,505
Issuance of common stock for consulting services	181,451	154,110	695,230
Issuance of stock warrants for software development services	13,220	-	13,220
Issuance of common stock for software development services	19,500	-	19,500
Stock based compensation	222,075	157,500	797,300
Impairment of production costs, prepaid royalties and inventory	-	-	110,992
Issuance of common stock in lieu of officer compensation	-	-	100,000
Gain on forgiveness of debt	-	-	(248,742)
(Increase) Decrease in operating assets:
Employee advances	-	(20,500)	-
Prepaid expenses	(28,737)	(1,312)	31,078
Other assets	(26,316)	(2,107)	(30,073)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(62,500)	(56,250)	87,500
Accrued expenses	39,714	5,578	193,556
Accounts payable	3,188	113,936	406,519
Net Cash used in Operating Activities	(1,312,715)	(816,374)	(3,213,330)

Cash Flow from Investing Activities:
Patent and trademark costs	(31,078)	(22,464)	(76,635)
Purchase of equipment	(10,766)	(12,320)	(28,115)
Software development in progress	(148,498)	(239,545)	(620,392)
Cash acquired from uKarma	-	-	6,476
Net Cash Used in Investing Activities	(190,342)	(274,329)	(718,666)

Cash Flow from Financing Activities:
Repayments of notes and other debt	-	-	(8,802)
Additional capital contributions	-	-	27,000
Proceeds from private placement of common stock	1,248,125	1,022,000	3,241,125
Proceeds from subscriptions receivable Series A convertible preferred stock	152,500	-	720,400
Net Cash Provided by Investing Activities	1,400,625	1,022,000	3,979,723

Net (Decrease) Increase in Cash	(102,432)	(68,703)	47,727

Cash Balance at Beginning of Period	150,159	181,995	-
Cash Balance at End of Period	$47,727	$113,292	$47,727
Supplemental Disclosures:
Interest Paid	$687	$1,470	$16,332
Taxes Paid	$800	$1,600	$2,400

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

The Company’s predecessor business developed and marketed a proprietary branded fitness DVD series that targets individuals who seek to enrich their physical, spiritual, and mental wellness. Through infomercials and other marketing initiatives, the predecessor launched its products. The Company plans to monetize the fitness DVD series assets by either selling or licensing the intellectual property and associated products. However, the Company is not certain about achieving success in this line of business and has written off all assets related to such.

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

The condensed financial statements of the Company included herein are unaudited for the periods ended September 30, 2013 and September 30, 2012, have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the case of the condensed balance sheet as of December 31, 2012, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012. The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES (continued)

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of September 30, 2013 and December 31, 2012, the Company had capitalized software development costs of $710,200 and $499,089, respectively, for the development of a location-based social networking mobile application.  During the three and nine months ended September 30, 2013 and 2012, and for the period from inception (July 22, 2010) to September 30, 2013, the Company incurred research and development costs of $135,615, $0, and $135,615, respectively.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Stock based compensation expense in the amount of $74,025 and $222,075 was incurred for the three and nine months ended September 30, 2013 and $52,500 and $157,500 for the corresponding periods in 2012, and $797,300 for the period from inception (July 22, 2010) to September 30, 2013.

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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,
	2013	December 31,
	(Unaudited)	2012

Liquidation Damages – Series A Convertible Preferred Stock	$47,000	$-
Accrued Salaries and Related Expenses	38,511	47,519
Accrued Income Tax	-	1,600
Accrued Professional Fees	33,876	30,553
Total Accrued Liabilities	$119,387	$79,672

NOTE 4 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.

Total settlement payable, as of September 30, 2013	$87,500
Current portion of settlement payable	(75,000)
Settlement payable, net of current portion	$12,500

The following schedule represents maturities of the settlement payable:

October 1, 2013 through September 30, 2014	75,000
October 1, 2014 through December 7, 2014	12,500
Total	$87,500

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2013, the Company executed the following common stock transactions:

●
the issuance of an aggregate 4,992,500 common shares to accredited investors in a private placement. Total consideration from this issuance of common stock amounted to $1,248,125 at September 30, 2013.  The common stock issued included warrants with a fair value of $208,797.

●	the issuance of an aggregate 1,706,929 shares of the Company’s common stock with a fair value of $359,685 for consulting services.

●	the issuance of an aggregate 898,200 shares of the Company’s common stock with a fair value of $186,736 in payment of settlement of accounts payable and retainer for legal services.

●	the issuance of 375,750 shares of common stock fair valued at $78,975 for software development services.

The fair value of common stock issued in connection with services rendered by various professionals was determined based upon the evaluation of fair value made by the Company’s management, which considered the values associated with securities offerings during the period.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the nine months ended September 30, 2013. In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock. Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.  No shares of preferred stock have been issued during the nine months ended September 30, 2013.

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock. Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock.  Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date.  The Company did not meet the required Filing Date and the required effectiveness date has already passed.  Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. At September 30, 2013, the Company accrued $47,000 of estimated liquidated damages that it will owe to the holders of the outstanding Series A Preferred Stock. In the event the Company is unable to gain effectiveness of the registration statement, it could owe such investors up to an aggregate of $96,300.

Warrants

During the nine months ended September 30, 2013, the Company issued warrants to purchase common stock to investors in private placements for the right to purchase 4,992,500 shares of the Company’s common stock at $0.50 per share. The warrants vested immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $208,797, using the Black-Scholes option pricing model.

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

On July 1, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 60,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature and vests as follows: (a) 10,000 shares on January 1, 2014, and (b) 5,000 shares at the end of every three months starting on April 1, 2014. The warrants were valued at $5,640 using the Black-Scholes option pricing model.

On August 28, 2013, the Company entered into a Consulting Agreement pursuant to which a warrant to purchase 300,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature and vests immediately. The warrants were valued at $23,400 using the Black-Scholes option pricing model.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

On August 13, 2013, the Company entered into a Consulting Agreement pursuant to which a warrant to purchase 25,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature and vests 6,250 shares at the end of every three months starting December 1, 2013. The warrants were valued at $2,160 using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.29% - 0.84%
Expected dividend yield	0%
Expected lives	2.5 years – 3.5 years
Expected volatility	70%

Warrants to purchase an aggregate of 26,082,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of September 30, 2013.  A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2013 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2013	19,605,000	$0.37
Granted	6,652,500	0.44
Exercised	-	-
Forfeited/Expired	(175,000)	0.25
Outstanding at September 30, 2013	26,082,500	0.38

Stock Options

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire five to ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increases of up to an amount equal to 15% of the outstanding fully-diluted shares of common stock of the Company, and any such increase cannot be made until the fully diluted shares of common stock outstanding exceeds 100,000,000 shares.  The Company did not grant any stock options during the nine months ended September 30, 2013.  Options to purchase 17,100,000 shares of common stock at an average exercise price of $0.034 per share are outstanding at September 30, 2013.  Of that amount, 9,750,000 are exercisable at an average price of $0.03 per share.

As of September 30, 2013, there was $554,050 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.8 years.

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) is approximately $1,740,000. This amount changes based on the fair market value of the Company’s common stock.

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

NOTE 6 – LOSS PER SHARE

There were no dilutive securities for the three and nine months ended September 30, 2013 and 2012 and for the period from inception (July 22, 2010) to September 30, 2013.  A total of 43,182,500 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2013 and for the period from inception (July 22, 2010) to September 30, 2013, and 21,439,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2012, because they were anti-dilutive.

NOTE 7 – NON-CASH TRANSACTIONS

Non cash activities during the nine months ended September 30, 2013 are as follows:

•	The Company issued 898,200 shares of its common stock valued at $186,736 in payment of settlement of accounts payable and retainer fee.

•	The Company issued warrants valued at $3,138 in connection with software development.

•	The Company issued 282,583 shares of its common stock valued at $59,475 in connection with software development.

•	The Company issued 850,000 shares of its common stock valued at $178,234 for consulting services to be performed on various dates from June 2013 to August 2015.

•	The Company issued warrants valued at $23,400 in connection with consulting services to be performed from August 2013 to August 2015.

Non cash activities during nine months ended September 30, 2012 are as follows:

•	The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

NOTE 7 – NON-CASH TRANSACTIONS (continued)

Non cash activities from inception (July 22, 2010) to September 30, 2013 exclusive of the above, are as follows:

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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President. Per the amendment to the agreement dated August 8, 2011, Mr. Glaser is compensated with an annual salary of $190,000. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  On August 19, 2013, the agreement was amended to eliminate this provision in the agreement. His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 3,000,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.  In the event of a change of control of OverNear prior to the one (1) month anniversary of Mr. Glaser’s termination, Mr. Glaser will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to OverNear on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Glaser.  In the event of Mr. Glaser’s termination without cause by OverNear, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the Term or (ii) one (1) year’s salary, and all stock options held by Mr. Glaser under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer. Per the amendment to the agreement dated August 8, 2011, Mr. Tannous is compensated with an annual salary of $190,000. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2010 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues.  Mr. Fred Tannous was issued shares of OverNear’s common stock valued at $50,000, as a signing bonus; and Mr. Fred Tannous will also receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). On August 19, 2013, the agreement was amended to eliminate this provision in the agreement.  His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.  In the event of a change of control of OverNear prior to the one (1) month anniversary of Mr. Tannous’ termination, Mr. Tannous will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to OverNear on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Tannous.  In the event of Mr. Tannous’ termination without cause by OverNear, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the Term or (ii) one (1) year’s salary, and all stock options held by Mr. Tannous under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

The following table summarizes the Company’s minimum obligations in the event of no early termination under employment agreements as of September30, 2013:

Twelve Months Ending September 30	Amount
2014	$380,000
2015	380,000
2016	206,000
Total	$966,000

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

The following table summarizes the Company's future minimum commitment under lease agreement as of September 30, 2013:

Twelve Months Ending September 30,	Amount
2014	$53,000
2015	34,000
Total	$87,000

NOTE 9 – VENDOR SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts different than the liability recorded in the accounts payable. The Company's officers also forgave their deferred compensation during 2011. As a result of these transactions, the Company recorded gain on settlement and forgiveness of debt of $50,594, $4,691, and $253,433 for the three and nine months ended September 30, 2013 and for the period from inception (July 22, 2010) to September 30, 2013, respectively. There was no such gain on settlement and forgiveness of debt during the three and nine months ended September 30, 2012.

NOTE 10 – SUBSEQUENT EVENTS

Common Stock

Subsequent to September 30, 2013, the Company executed the following common stock transactions:

●
the issuance of an aggregate 400,000 shares to investors in a private placement. Total consideration from issuance of common stock amounted to $100,000.  These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

Preferred Stock Conversion to Common Stock

In August and October 2013, the Company obtained the consent of approximately 69% of its preferred shareholders to adopt, approve and ratify the Amended and Restated Certificate of Designations of the Company’s Series A Convertible Preferred Stock.  The amendment, which was filed with the state of Nevada on October 4, 2013, provides that the Company shall have the right to convert the Series A Convertible Preferred Stock into shares of the Company’s common stock in its sole discretion at any time, at which time, such Series A Convertible Preferred Stock shall automatically and without any required action by any holder, be converted into 103% of fully paid, non-assessable shares of common stock.  As of the date when these financial statements were available to be issued, no preferred shares had been converted to common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements as of, and for the quarterly periods ended, September 30, 2013 and 2012 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

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

Following the transfer of our assets into Awesome Living, Inc., we made a decision to change the focus of our business from personal health and wellness products to developing a location-based social networking and mobile advertising platform.  On June 20, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. to better reflect our new business, and operate as a development stage company with a focus on developing a location-based social networking and mobile advertising platform.  To date, we have generated no revenues from our planned social networking and mobile advertising service and we are not certain that revenues will be generated from this business in the future.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

The following accounting policies, which are also described in Note 1 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Development Stage Enterprise - The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, “Development Stage Entities”. The Company is devoting substantially all of its present efforts to design and develop a location-based social networking and mobile advertising platform and its planned principal operations have not yet commenced.  The Company has not generated any significant revenues from operations and has no assurance of any future revenues.  All losses accumulated since July 22, 2010, have been considered as part of the Company’s development stage activities.

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of September 30, 2013 and December 31, 2012, the Company had capitalized software development costs of $710,200 and $499,089, respectively, for the development of a location-based social networking mobile application.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $74,025 and $222,075 was incurred for the three and nine months ended September 30, 2013 and $52,500 and $157,000 for the corresponding periods in 2012, and $797,300 for the period from inception (July 22, 2010) to September 30, 2013.

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

Results of Continuing Operations

Following are the results of the Company's operations for the three and nine months ended September 30, 2013 and 2012.

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

Selling, General and Administrative (SGA) -  During the third quarter of 2013, our total SGA expenses were $571,456, while total SGA expenses during the third quarter of 2012 were $409,589, representing an increase of approximately 40%.  The Company incurred approximately $161,000 in increased consulting, rent, option compensation, professional fees, office expense, marketing and public relations expenses due to increased activities in software development.

Research and Development - During the third quarter of 2013, our research and development expenses were $135,615 due to research and development activities related to software development. There were no research and development activities during corresponding period in 2012.

Net Loss - We had a net loss of $656,728 during the third quarter of 2013 compared to a net loss of $409,905 during the third quarter of 2012 due to the various selling, general and administrative expenses increase as described above, offset by a gain of approximately $51,000 related to gain on settlement and write off of accounts payable.

  Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Selling, General and Administrative (SGA) - During the first three quarters of 2013, our total SGA expenses were $1,561,130, while total SGA expenses during the first three quarters of 2012 were $1,172,228, representing an increase of approximately 33%.  The Company incurred approximately $372,000 in increased consulting, rent, marketing and public relations expenses due to increased activities in software development.

Research and Development - During the first three quarters of 2013, our research and development expenses were $135,615 due to research and development activities related to software development. There were no research and development activities during corresponding period in 2012.

Net Loss - We had a net loss of $1,693,541 during the first three quarters of 2013 compared to a net loss of $1,174,498 during the first three quarters of 2012, due to the various selling, general and administrative expenses increase as described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,312,715 for the nine months ended September 30, 2013 while net cash used in operating activities was $816,374 for the nine months ended September 30, 2012. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants.

Cash Flows from Investing Activities

Net cash used in investing activities was $190,342 for the nine months ended September 30, 2013 while net cash used in investing activities was $274,329 for the nine months ended September 30, 2012. The decrease in cash used in investing activities is primarily due to additional costs incurred for software development in 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,400,625 for the nine months ended September 30, 2013 compared to $1,022,000 provided during the nine months ended September 30, 2012. This increase was due to increases in proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of   September 30, 2013, we had negative working capital of $55,816.  To satisfy current working capital needs, we raised $1,400,625 through private placements of our securities during the first nine months of 2013.  Subsequent to September 30, 2013, we raised an additional $100,000 from the continued sale of our equity securities in private placements.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next year.

As of September 30, 2013, we had cash of $47,727.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash.  Expenses incurred that cannot be paid in stock, such as audit and accounting fees, will be paid in cash. There are no assurances that we will be able to meet our capital requirements through year-end or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully develop and market our location-based mobile platform and/or sell, joint venture, or license our Xflowsion DVD series.

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

The following table summarizes our total and by period contractual obligations as of September 30, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 Years

Legal Settlement	$87,500	$75,000	$12,500
Employment Agreements	$966,000	$380,000	$586,000
Office Lease	$87,000	$53,000	$34,000

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended September 30, 2013 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2013, we raised $333,125 via the issuance 1,332,500 shares of common stock with warrants to purchase an equal amount of shares of common stock to accredited investors in a private placement memorandum.  The warrants have an exercise price of $0.50 per share and expire five years from the date of issue.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

On July 1, 2013, the Company entered into a consulting services agreement.  In connection with the agreement, the Company granted 250,000 shares of its common stock. This issuance was exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

On August 28, 2013, the Company entered into a consulting services agreement.  In connection with the agreement, the Company granted 300,000 shares of its common stock.  This issuance was exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

On September 4, 2013, the Company entered into an advisory board agreement with an individual to provide advisory services. In connection with the agreement the Company granted 100,000 shares of its common stock which vests based on the following schedule (provided the agreement remains in effect): 25,000 shares upon signing and 25,000 shares each at the end of every three months.  On September 4, 2013, in connection with the agreement, the Company issued 25,000 shares of its common stock.  This issuance was exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

During the third quarter of 2013, the Company granted warrants to purchases 1,717,500 shares of common stock to various consultants for software development services. These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

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

OVERNEAR, INC.
(Registrant)

Date: November 19, 2013	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)