Form 10-K
period 2013-12-31
OverNear, Inc.
filed 2014-03-31
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-188565

OverNear, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1460 4th Street, Suite 304
Santa Monica, California 90401
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☒ Yes   ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

At June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as a public market for the registrant’s common stock did not exist at that time, and the common stock is not currently listed, traded, or quoted on any national or regional stock exchange, market, or quotation system.

As of March 31, 2014, there were 69,884,257 shares of common stock outstanding.

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

PART I

ITEM 1.  BUSINESS

General

We are a development stage company that is currently developing and plans to market a location-based social networking and mobile advertising platform.  We were formed as Awesome Living, Inc. in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”).  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).  On August 9, 2010, the assets of uKarma’s operating health and wellness business, including its Xflowsion DVD series, and its liabilities were transferred into Awesome Living, Inc., pursuant to a Contribution Agreement.  Therefore, our historical financial results are those of uKarma’s health and wellness business.  uKarma subsequently changed its name to Innolog Holdings Corporation (“Innolog”), and issued 10,700,000 shares of Awesome Living, Inc. common stock to our management.  This, along with other subsequent issuances of our common stock, reduced Innolog’s percentage ownership of our common stock to 15.11% as of March 31, 2014.

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

Business Overview

General

We intend to further develop a location-based, social networking and mobile advertising platform offering a fully integrated and streamlined solution for people to discover, share, plan and attend events and activities with their friends in the real world.  It’s not another directory, reviews app or daily deals service; it’s about discovering, sharing and facilitating incredible experiences with those that matter to you.  Employing its patent-pending Geo-temporal Remote Presence Technology, OverNear extends its smart discovery and notification services into the physical world.  All OverNear events and activities incorporate a virtual perimeter centered at the location of the venue.  When OverNear users follow an event category or a friend hosting the event, and come into the geo-fence of that event, they will receive a push notification.  This unique feature enables real-time delivery of proximity-based push notifications, which aids in the discovery of events one otherwise, might have missed.

OverNear is expected to empower users to achieve greater social interaction and in-person engagement.  Rather than focus on what your friends may be opining on, OverNear wants to take the social content and make it actionable.  Instead of searching for things to do and connecting with friends, OverNear acts as your virtual personal assistant, automatically surfacing the best activities and events in the areas where you hang out.  OverNear is expected to help people enrich their offline lives by allowing them to discover new events and activities, expand their social circles and make better use of their leisure time.

Business Strategy

As people begin to rely on services and apps to help them navigate the world around them, local discovery is going to get a lot more crucial to search marketers who want their business to be found online.  Our strategy is to first rapidly build a user base by launching our free mobile utility, which allows users promote their events to the right target audience.   We expect to leverage our mobile app to offer businesses advertising solutions that are designed to be more engaging and relevant for users in order to help them better achieve their advertising goals. Our combination of location relevance, social context, and engagement is expected to give advertisers enhanced opportunities to generate brand awareness and affiliation, while also creating new ways to generate near-term demand for their products from consumers likely to have purchase intent.

We plan to execute our business model and monetize our mobile app by offering businesses an opportunity to advertise to our users. Our initial strategy is to established relationships with influencers and Internet celebrities that will be helpful in promoting and bringing awareness to the company.  We expect to generate revenues through participation in the point of sale transactions, as well as certain other advertising initiatives.  We plan to extend the use of our mobile app to include payment-processing integration for point-of-sale transactions in partnership with ticket agents and venue operators, whereby we will earn a commission for purchase transactions effected through our app.  There is, however, no guarantee that we will be able to successfully execute the strategies discussed herein.

Marketplace and Competition

Our addressable market opportunity includes portions of many existing advertising markets, including the traditional offline branded advertising and mobile advertising markets.  We believe that advertising on mobile devices is a significant market opportunity that is still emerging and evolving. Our goal is to offer most advertisers with an effective way to leverage and create more contextually-relevant ads. Our mobile application will compete in the multi-billion dollar mobile location-based services market.  We may compete with other location-based mobile applications, including Foursquare, Google, Apple, and several new start-ups, many of which are significantly larger than us and have more capital to invest in their mobile advertising businesses.  They, or other competing companies, may establish or strengthen cooperative relationships with their mobile operator partners, brand advertisers, app developers, or other parties, thereby limiting our ability to promote our services and generate revenue. These companies could compete with us to the extent they expand into mobile advertising.  Any of these developments would make it more difficult for us to sell our services.  We have no competitive presence in the mobile location based services market at this time.

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

Social Networking

In January 2013, OverNear introduced a unique mobile app for Apple iOS devices (i.e., iPhones and iPads) and Web service that leverages location-based services to help connect OverNear users to their contacts and online social network. OverNear’s social networking platform allows registered users who have installed the mobile app to connect in person with their online connections by simultaneously providing a push notification to all parties when they are in close proximity of each other.  Push notifications are a technique used by apps to alert smartphone users to content updates, messages, and other events within an app that users may want to be aware of. Once the OverNear mobile app is installed on the consumer’s smartphone, the user will be presented with an opportunity to identify a list of friends and business contacts to be included in his or her OverNear contact list.  OverNear will utilize appropriate application programming interfaces for mobile devices to allow users to bypass account creation and login with their existing accounts. For example, linking an existing social-networking account to OverNear will also enable access to the user’s friends list. From the imported lists, the user will have the ability to select (de-select) friends and contacts to include in his or her OverNear contact list.  Each user who downloads and installs the mobile app will independently establish his or her respective OverNear contact list.

As planned, our system will monitor each user’s OverNear contact list, and once an overlap occurs between any names, the respective persons will be simultaneously notified and required to accept their inclusion into the other OverNear contact list(s) thereby authorizing the system to notify them when they come into close proximity of each other (based on predefined preferences).  When this happens, all parties within a given OverNear contact list will be presented with an opportunity to connect with each other via text message, when added.  When this choice is made, a list of the persons in the OverNear contact list is presented, and each person is able to select one or more of the other persons from the list to contact with an instant message.

Mobile Advertising

OverNear expects to be a location-based mobile advertising platform that will help brands and retailers reach OverNear users with mobile advertisements, such as promotional offers, discount coupons, and vouchers direct to their smartphones.

OverNear intends to deploy push notification campaigns to users based on where they are at any given moment, or on any number of other criteria, such as time of day, day of the week, proximity to a retailer’s location, among many other personalized preferences.  The key features of the application are planned to include:

●	Highly targeted advertising campaigns;

●	No SMS or MMS approval from the mobile carrier;

●	Campaigns are self-administered by retailer or brand;

●	Real-time analytics – virtual built-in ‘Marketing Consultant; and

●	Simple interface and easy-to-use – intuitive user interface.

We believe that our technology, tools, and services will help brands and retailers maximize their advertising revenue and gain insight about their users.  To advertisers, we expect to offer sophisticated targeting capabilities, and the opportunity to deliver interactive and engaging ad experiences to consumers on their mobile connected devices.  Our goal is to have our proprietary technology and data platform determine in real-time which ad to deliver, as well as to whom and when, thereby optimizing the effectiveness of advertising campaigns regardless of device type or operating system.  We expect our platform to be initially compatible with Apple iOS and we are planning to release versions compatible with the Android and Windows mobile operating systems.

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

We expect to help brands and retailers utilize mobile advertising without the complexities. By using our service, advertisers will be able to gain access to our tools and services to craft advertising and promotional campaigns with interactive rich media ads and video ads from our platform. As planned, our app will be able to analyze user data to build sophisticated profiles and audience groups that, in combination with the real-time decision-making, optimization, and targeting capabilities of our technology platform, will enable us to deliver highly targeted advertising campaigns for our advertiser clients. We anticipate that advertisers will pay us to deliver their ads to mobile connected device users. As we deliver more and more ads, we expect to be able to collect anonymous data about users, audiences, and the effectiveness of particular ad campaigns, which in turn will enhance our targeting capabilities and will allow us to deliver better performance for advertisers and better opportunities to increase their revenue streams. Our use of data for interest-based targeting, including location data, is based on consumer consent, and we offer consumers the ability to opt out of such targeting.

Benefits of Mobile Advertising

The combination of the inherently personal nature of mobile devices, their enhanced functionality, and the proliferation of app-enabled experiences creates a powerful opportunity for highly targeted and effective advertising.  We believe mobile advertising enjoys a number of benefits over traditional advertising and PC-based online digital advertising, including:

●	anytime, anywhere access to users;

●	personalization of the advertising experience;

●	location-based targeting;

●	more complete user engagement; and

●	enhanced audience targeting based on location, behavioral and demographic data.

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

We believe that location and granular geo-targeting are actually strong predictors of consumer intent because by knowing when and where someone will be will likely provide information about what that person may be interested in.  For example, if it is lunch time and one has opted in to get offers from restaurants, a great promotion available nearby becomes easy to act on.  We believe that it is becoming clear to retailers that location-based marketing is an important key to driving foot traffic among consumers who are in the mindset to make a purchase.  Furthermore, we believe that the performance of these programs is demonstrating that mobile phones and location can increase average order value, frequency, and loyalty.

We believe that the more technologies exist like our mobile application that marketers can leverage to pinpoint location and target advertising and messaging, the more relevant they can make their campaigns and the better the response will be from their target consumers.  We also believe that consumers are generally much more receptive to ads that are relevant to them personally.  We believe that location enhances the outbound and inbound media opportunities, allowing brands and retailers to tie their messaging to a specific location and dictate the context of the message.

OverNear Mobile App

Push Notifications.  OverNear plans to leverage the native high-accuracy network-based hybrid location engine in the Apple iOS and the Android operating systems that allows location to be extracted from the handset on a periodic and continuous basis.  OverNear expects to deploy push notification campaigns to users based on where they are at any given moment, or if they meet any number of other criteria.  As planned, the consumer will “opt in” by downloading the OverNear mobile application to his or her phone and agreeing to receive notifications, but beyond that the consumers’ privacy is protected because the alerts do not require the disclosure of either a phone number or an email address.  Push notifications appear as an alert in the message tray of the customer’s phone screen and can be acted on via messaging even if the OverNear app is not in use.  Unlike other popular apps, there is no check-in required to activate either the user’s location or his or her interest in retrieving an offer or discount.  Push notifications are used in our currently available mobile app.

Persistent Location – No Check-Ins Required.  We believe that a persistent location platform, not check-ins, will release the potential of location-based services.  For example, someone is walking in the vicinity of a coffee shop and a message appears on his or her phone: "Come on in to the coffee shop (you're a few blocks away and here is a map to get there) and receive 50% off a cappuccino."   With the check-in, the coffee shop will only have the ability to message a consumer based on when he or she tells the service his or her exact location.  But what is the likelihood that, as the consumer is walking, he or she will check-in to a social media site?  For the coffee shop or any other business to predictably message a potential customer when he or she is nearby, they are going to require access to the customer’s location on a persistent and continuous basis.  Persistent location features are used in our currently available mobile app.

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

Adaptive Learning Algorithm.  This is a proprietary algorithm, which will monitor and refine the system’s filtering process to produce highly targeted promotions based on each individual’s tastes and preferences. Every promotional offer that will be sent by the merchant will include the quick press buttons “More like this” and “Less like this.”  Based on the responses of the shopper for each of the offers, the system will automatically tailor the User’s personal preferences to match his or her indicated interest levels by type of retailer, promotional offer, day of the week, time of day, etc.

Social Media Integration.  For merchants with an existing social networking profile page or fan page, our plan is that our technology will allow them to easily publish their offers or email messages and related links to their social networking site news feed and wall directly from within the OverNear application.  When the link is shared, OverNear will automatically post the offer or email message to a message archive center and then track offer redemptions and traffic activity.  The currently available version of our mobile app integrates with Facebook.

Professional Social Networking Integration.  With professional social networking integration, our app will allow merchants to easily publish their offers to their professional social networking news feed directly from within the OverNear application.  When sharing related message content, our applications will automatically post the merchants’ messages to their message archive and track visitor activity or coupon redemptions.

OverNear Web App

Event Creation Wizard.  This will be a comprehensive, easy-to-use interface that enables subscribers to create and edit events.  Through intuitive controls, subscribers can readily change colors, fonts, borders, and backgrounds and insert images and logos to help ensure that their messages or offerings appear polished and professional.  The wizard operates on a “what-you-see-is-what-you-get” basis whereby a subscriber can change content quickly and view the offer or message prior to launching.

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

Security and Privacy.  We expect to protect our subscribers’ data at the highest level possible.  We do not intend to use our subscribers’ confidential information, including their customer/contact lists, except in the delivery of our product, nor will we share, sell, or rent this information.  In addition, we will require that our business subscribers adopt a privacy policy to assist them in complying with government regulations and marketing best practices.

Tracking and Reporting.  We plan that the tracking and reporting feature will monitor and analyze merchant promotions and shopper redemptions and tailor recommendations for a promotion based on previous campaigns and concurrent campaigns of other nearby retailers (on an anonymous basis) who have the same business but are located in different geographic regions or experience comparable social and demographic dynamics.  This feature will use the Company’s patent-pending adaptive learning algorithm to monitor and refine criteria for optimized promotional offers or discount coupons based on redemption rates and other socio-economic statistics gathered over time and from neighboring businesses.

We plan to monetize our customer relationships by offering premium levels of our advertising and analysis-driven marketing service to brands and retailers by charging subscription fees.  As a subscriber, the business customer will have access to contact list and offer management tools which are expected to enable the subscriber to target or segment contacts and consumers for all or specific campaigns and monitor delivery and redemption of promotions and coupons.  Unsubscribe requests are automatically processed to help ensure ongoing compliance with government regulations and marketing best practices.

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

Employees

We have three employees, all of whom are full-time.

Recent Developments

In the first quarter of 2014, the Company issued 2,000,000 units of Series B Preferred Stock to our two sole officers and directors, Fred E. Tannous and Bill Glaser. Each holder of outstanding shares of Series B Preferred Stock shall be entitled to one hundred (100) votes for each share of Series B Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting to stockholders of the Company.  Each share is convertible into five shares of Common stock at a conversion price equal to $0.25 per share and has a cashless conversion feature.

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

ITEM 2.  PROPERTIES.

We currently have one office located at 1460 4th St., Santa Monica, California 90401. On April 16, 2013 we entered into a two-year office lease with SM Promenade LLC for this office, the term of which began on May 15, 2013. The monthly fee is $4,386 per month for the first year and $4,517 for the second year. We also leased an office in an executive suite located at 609 Deep Valley Drive, Suite 200, Rolling Hills, California. We also leased an office from Regus Management Group, LLC at a monthly rent of $2,200 pursuant to a lease that expired on October 31, 2013 (provided the Company’s last payment under this lease was due September 1, 2013 and the Company was provided use of the space during the month of October 2013 at no cost, after which time the Company ceased using such rental space). We previously leased an office at 9595 Wilshire Blvd, Suite 900 in Beverly Hills, CA on a month-to month basis for $1,557 per month, which lease expired on June 30, 2013.

ITEM 3.  LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is currently no market for our common stock or preferred stock.

Holders

As of March 31, 2014, there were 104 shareholders of record who hold an aggregate of 69,884,257 shares of common stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2013, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

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

Recent Sales of Unregistered Securities

Common Stock

During the year ended December 31, 2013, stockholders’ equity consisted of the following transactions: (1) the issuance to investors in a private placement, in consideration of $1,944,125, of an aggregate 7,776,500 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.25 per unit, (2) the issuance of warrants to purchase 7,776,500 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $322,317, (3) the issuance of an aggregate 1,933,886 shares of the Company’s common stock with a value of $407,143 for consulting services, (4) the issuance of 898,200 shares of the Company’s common stock with a value of $186,736 in payment of settlement of accounts payable, (5) 806,250 vested warrants with a value of $68,142 for consulting services, (6) the issuance of an aggregate 638,463 shares of the Company’s common stock with a value of $133,908 for software development, and (7) 412,880 vested warrants with a value of $36,379 for software development.

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

ITEM 6.   SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements for the fiscal years ended December 31, 2013 and 2012 and the related notes included therein.

Overview and Recent Developments

We are a development stage company located in Santa Monica, California. Following our transition to a new line of business resulting from the transactions described below, we are currently developing and marketing a location-based social networking and mobile advertising platform that helps connect people to people and businesses to consumers. We were formed in July 2010 as a wholly-owned subsidiary of uKarma. uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion). On June 20, 2011, we changed our name to OverNear, Inc. and added the mobile platform portion of our business.

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

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Development Stage Enterprise:  The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, “Development Stage Entities”. The Company is devoting substantially all of its present efforts to design and develop a location-based social networking and mobile advertising platform and its planned principal operations have not yet commenced.  The Company has not generated any significant revenues from operations and has no assurance of any future revenues. All losses accumulated since July 22, 2010, have been considered as part of the Company’s development stage activities.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. There was no revenue during each of the years ended December 31, 2013 and 2012.

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2013 and 2012, the Company had capitalized software development costs of $710,200 and $499,089, respectively, for the development of a location-based social networking mobile application.

During the years ended December 31, 2013, and 2012, and for the period from inception (July 22, 2010) to December 31, 2013, the Company incurred research and development costs of $337,241, $0, and $337,241, respectively.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Due to the uncertainty regarding the Company’s ability to monetize the fitness DVD series inherited from its former parent uKarma, management determined that the related remaining production costs, prepaid royalties, and inventory were impaired and recorded an impairment loss of $110,992 for the period from inception (July 22, 2010) to December 31, 2013. There were no impairment losses during the years ended December 31, 2013 and 2012.

Patents and trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Income Taxes: Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2013 and 2012, the Company has established a full reserve against all deferred tax assets.

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

Stock Based Compensation:  The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $296,100, $260,225, and $871,325 related to stock option grants were recognized for each of the years ended December 31, 2013 and 2012, and for the period from inception (July 22, 2010) to December 31, 2013, respectively.

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

Results of Operations

Comparison of Fiscal Years ended December 31, 2013 and December 31, 2012

Sales. We had no sales during the fiscal years 2013 and 2012.  We did not sell our Xflowsion DVDs while developing our mobile app software and business strategy.

Gross Profit.  We had no gross profit during each of the fiscal years ended December 31, 2013 and 2012, as we had no sales.

Selling, General and Administrative (SGA).  During the year ended December 31, 2013, our SGA expenses were $2,184,216, while total SGA expenses during the year ended December 31, 2012 were $1,773,099 representing an increase of over 23%.  The increase is mostly attributed to accounting, consulting, legal fees and other general expenses.

Research and development - During the year ended December 31, 2013, our research and development expenses were $337,241 due to research and development activities related to software development.  There were no research and development activities expensed during corresponding period in 2012.

Net Loss.  We had a net loss of $2,519,263 during the fiscal year ended December 31, 2013 compared to a net loss of $1,764,894 in the fiscal year 2012.  The net loss was higher due to increased operating expenses during 2013.

LIQUIDITY

Cash Flows

Comparison of December 31, 2013 and December 31, 2012

Net cash used in operating activities was $1,883,910 for the year ended December 31, 2013 while net cash used in operating activities was $1,199,211 for the year ended December 31, 2012. The increase in cash used in operating activities is due primarily to fees related to software development and other services provided by consultants and an increase in net loss.

Net cash used in investing activities was $190,342 for the year ended December 31, 2013 while net cash used in investing activities was $422,525 for the year ended December 31, 2012.  The decrease in cash used in investing activities is primarily due to additional cost incurred for software development in 2012.

Net cash provided by financing activities was $2,096,625 for the year ended December 31, 2013 while net cash provided by financing activities was $1,589,900 for the year ended December 31, 2012.  The increase in cash flow from financing activities is due to proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of December 31, 2013, we had positive working capital of $29,411.  To satisfy current working capital needs, we raised $1,944,125 through private placements of our securities during 2013.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources.  We expect to incur substantial losses over the next two years.

As of December 31, 2013, we had cash of $172,532. We have obtained additional capital through an equity financing and intend to obtain additional capital through debt or equity financings.  Subsequent to the year-end, and as part of the current private placement offering of our equity securities, so far we have raised an additional $1,226,000.

On February 14, 2014, the Securities and Exchange Commission declared our registration statement on Form S-1 effective.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash.  Expenses incurred that cannot be paid in stock, such as auditor's fees, will be paid in cash.  There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully develop and market our location-based social networking and mobile advertising service.

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

Our management is actively seeking financing to continue the development of our location-based mobile platform and once the platform is developed, to launch it. Our ability to continue as a going concern is dependent on our ability to meet our financing arrangements and the success of our future operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report from our independent registered public accounting firm states that there is substantial doubt about our ability to continue as a going concern.

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

The following table summarizes our contractual obligations as of December 31, 2013.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years		3-5 Years		5 years +
Contractual Obligations:
Legal Settlement Payable	$68,750	$68,750	$	―		―	―
Employment Agreements	$1,099,000	$495,000		$604,000	$	―	―
Office Lease	$74,000	$53,000		21,000		―	―

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2013 and 2012, and for the period from inception (July 22, 2010) to December 31, 2013, begin on the following page, starting with page F-1.

OverNear, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
OverNear, Inc.

We have audited the accompanying balance sheets of OverNear, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from inception (July 22, 2010) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from inception (July 22, 2010) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gumbiner Savett Inc.

Santa Monica, California
March 31, 2014

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash	$172,532	$150,159
Other current assets	206,177	14,387
Total Current Assets	378,709	164,546

Furniture and equipment, net	22,564	20,238

Software development costs	710,200	499,089

Other assets	109,152	53,510

Total Assets	$1,220,625	$737,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$173,963	$342,154
Accrued expenses	106,585	79,672
Current portion of legal settlement payable	68,750	75,000
Total Current Liabilities	349,298	496,826

Legal settlement payable, net of current portion	-	75,000

Total Liabilities	349,298	571,826

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 64,980,257 and 53,733,208
shares issued and outstanding at December 31, 2013 and 2012, respectively	64,980	53,733
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 Series A convertible preferred shares issued and outstanding at December 31, 2013 and 2012, respectively	3,210	3,210
Paid-in capital	7,227,834	4,166,548
Stock subscriptions receivable	-	(152,500)
Accumulated deficit in the development stage	(6,424,697)	(3,905,434)
Total Stockholders' Equity	871,327	165,557

Total Liabilities and Stockholders’ Equity	$1,220,625	$737,383

The accompanying notes are an integral part of these financial statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended December 31,		Period from Inception (July 22, 2010) to December 31,
	2013	2012	2013

Sales	$-	$-	$89

Cost of Sales	-	-	17
Gross Profit	-	-	72

Selling, General and Administrative Expenses	2,184,216	1,773,099	6,184,108
Research and Development	337,241	-	337,241
Impairment of production costs, prepaid royalties and inventory	-	-	110,992

Operating Loss	(2,521,457)	(1,773,099)	(6,632,269)

Other Income (Expense):
Gain on Settlement and write-off of Accounts Payable	4,735	-	4,735
Interest Expense	(1,741)	(1,842)	(16,505)
Gain on Forgiveness of Debt	-	10,847	248,742
Other	-	-	(27,000)
Other Income (Expense), Net	2,994	9,005	209,927

Loss before Income Taxes	(2,518,463)	(1,764,094)	(6,422,297)

Provision for Income Taxes	800	800	2,400

Net Loss	$(2,519,263)	$(1,764,894)	$(6,424,697)

Loss Per Share-Basic and Diluted	$(0.04)	$(0.03)	$(0.14)

Weighted average shares used in computing earnings per share	58,906,234	51,660,735	44,799,911

The accompanying notes are an integral part of these financial statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) For the Period from Inception (July 22, 2010) to December 31, 2013

	Preferred Stock		Common Stock		Paid-in	Stock Subscriptions	Accumulated Deficit in the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Excess of liabilities assumed over assets transferred from uKarma	-	$-	-	$-	$(169,194)	$-	$-	$(169,194)
Issuance of common stock to uKarma	-	-	10,558,896	10,559		-	-	10,559
Additional capital contributed	-	-	-	-	27,000	-	-	27,000
Private placement of common stock	-	-	10,100,000	10,100	784,375	-	-	794,475
Fair value of warrants issued in connection with private placement	-	-	-	-	176,525	-	-	176,525
Fair value of warrants issued for software development	-	-	--	-	24,923	-	-	24,923
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	-	100,000
Issuance of common stock for professional services	-	-	13,138,747	13,139	362,705	-	-	375,844
Issuance of common stock in lieu of settlement of accounts payable	-	-	1,405,332	1,405	51,997	-	-	53,402
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	-	185,425
Stock based compensation	-	-	-	-	315,000	-	-	315,000
Net loss	-	-	-	-		-	(2,140,540)	(2,140,540)
Balance at December 31, 2011	-	-	46,619,962	46,620	1,847,339	-	(2,140,540)	(246,581)
Private placement of common stock	-	-	5,588,000	5,588	855,514	-	-	861,102
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	160,898	-	-	160,898
Private placement of Series A convertible preferred stock	3,210,000	3,210	-	-	654,625	-	-	657,835
Fair value of warrants issued in connection with Series A convertible preferred stock	-	-	-	-	135,141	-	-	135,141
Fair value of warrant issued to placement agent in connection with Series A convertible preferred stock	-	-	-	-	9,524	-	-	9,524
Subscription receivable for issuance of Series A convertible preferred stock	-	-	-	-		(152,500)	-	(152,500)
Offering cost – Series A convertible preferred stock	-	-	-	-	(82,100)	-	-	(82,100)
Issuance of common stock for consulting services	-	-	1,485,246	1,485	313,325	-	-	314,810
Fair value of warrants issued for consulting services	-	-	-	-	5,825	-	-	5,825
Fair value of warrants issued for software development	-	-	-	-	2,272	-	-	2,272
Issuance of common stock in payment of settlement of accounts payable	-	-	40,000	40	3,960	-	-	4,000
Stock based compensation	-	-	-	-	260,225	-	-	260,225
Net loss	-	-	-	-		-	(1,764,894)	(1,764,894)
Balance at December 31, 2012	3,210,000	3,210	53,733,208	53,733	4,166,548	(152,500)	(3,905,434)	165,557
Private placement of common stock	-	-	7,776,500	7,777	1,614,031	-	-	1,621,808
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	322,317	-	-	322,317
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	1,933,886	1,934	405,209	-	-	407,143
Fair value of warrants issued in connection with consulting services	-	-	-	-	68,142	-	-	68,142
Fair value of warrants issued in connection with software development	-	-	-	-	36,379	-	-	36,379
Issuance of common stock in connection with software development	-	-	638,463	638	133,270	-	-	133,908
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	898,200	898	185,838	-	-	186,736
Stock based compensation	-	-	-	-	296,100	-	-	296,100
Net loss	-	-	-	-	-	-	(2,519,263)	(2,519,263)
Balance at December 31, 2013	3,210,000	$3,210	64,980,257	$64,980	$7,227,834	$-	$(6,424,697)	$871,327

The accompanying notes are an integral part of these financial statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year ended December 31,		Period from Inception (July 22, 2010) to December 31,
	2013	2012	2013
Cash Flow from Operating Activities:
Net loss	$(2,519,263)	$(1,764,894)	$(6,424,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,440	6,274	20,681
Amortization of production costs	-	-	172,268
Gain on settlement of accounts payable	(4,735)	-	(4,735)
Issuance of stock warrants for consulting services	48,641	5,825	54,465
Issuance of common stock for consulting services	302,347	314,810	816,127
Issuance of stock warrants for software development services	33,241	-	33,241
Issuance of common stock for software development services	74,433	-	74,433
Stock based compensation	296,100	260,225	871,325
Impairment of production costs, prepaid royalties and inventory	-	-	110,992
Issuance of common stock in lieu of officer compensation	-	-	100,000
Gain on forgiveness of debt	-	(10,847)	(248,742)
(Increase) Decrease in operating assets:
Prepaid expenses	(67,494)	37,587	(7,679)
Other assets	(24,564)	(2,107)	(28,321)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(81,250)	(75,000)	68,750
Accrued expenses	26,913	(58,687)	393,718
Accounts payable	23,281	87,603	213,649
Net Cash used in Operating Activities	(1,883,910)	(1,199,211)	(3,784,525)

Cash Flow from Investing Activities:
Patent and trademark costs	(31,078)	(44,257)	(76,635)
Purchase of equipment	(10,766)	(14,519)	(28,115)
Software development in progress	(148,498)	(363,749)	(620,392)
Cash acquired from uKarma	-	-	6,476
Net Cash Used in Investing Activities	(190,342)	(422,525)	(718,666)

Cash Flow from Financing Activities:
Repayments of notes and other debt	-	-	(8,802)
Additional capital contributed	-	-	27,000
Proceeds from private placement of common stock	1,944,125	1,022,000	3,937,125
Proceeds from private placement of Series A convertible preferred stock	152,500	567,900	720,400
Net Cash Provided by Financing Activities	2,096,625	1,589,900	4,675,723

Net (Decrease) Increase in Cash	22,373	(31,836)	172,532

Cash Balance at Beginning of Period	150,159	181,995	-
Cash Balance at End of Period	$172,532	$150,159	$172,532
Supplemental Disclosures:
Interest Paid	$1,742	$1,842	$17,387
Taxes Paid	$2,400	$1,600	$4,800

The accompanying notes are an integral part of these financial statements

Non cash activities during the year ended December 31, 2013 are as follows:

•
The Company issued 1,933,886 shares of its common stock valued at $407,143 for consulting services.  Of this amount $104,796 relates to consulting services to be performed from January 2014 through August 2015.

•	The Company issued warrants valued at $68,142 for consulting services. Of this amount $19,501 relates to consulting services to be performed from January 2014 through August 2015.

•	The Company issued 898,200 shares of its common stock valued at $186,736 in payment of settlement of accounts payable and retainer fee.
•	The Company issued 282,583 shares of its common stock valued at $59,475 in connection with software development.

•	The Company issued warrants valued at $3,138 in connection with software development.

Non cash activities for the year ended December 31, 2012 are as follows:

•	The Company issued 40,000 shares of its common stock valued at $4,000 in payment of settlement of accounts payable.

•	The Company issued warrants to purchase 125,000 shares of its common stock valued at $2,272 in connection with software development.

Non cash activities from inception (July 22, 2010) to December 31, 2013 exclusive of the above, are as follows:

On August 9, 2010, OverNear, Inc. acquired all of the assets and assumed the liabilities of uKarma Corporation, the predecessor entity. The acquired assets and liabilities, and purchase consideration paid were as follows:

Assets and liabilities acquired:

Cash	$6,476
Prepayment and other assets	92,320
Inventory	18,108
Property and equipment, net	15,131
Production costs, net	207,854
Accounts payable and accrued expenses	(489,963)
Notes payable	(8,561)
$(158,635)

Purchase consideration:

Common stock issued by OverNear, Inc.	$10,559
Excess of liabilities over assets acquired charged to paid-in capital	(169,194)
$(158,635)

•	The Company issued 5,500,000 shares of its common stock to its CEO in lieu of accrued compensation in the amount of $137,500.

•	The Company issued 1,405,332 shares of its common stock valued at $53,402 in payment of settlement of accounts payable.

•	The Company issued 7,416,987 shares to its officers valued at $185,425 in payment of settlement of deferred compensation.

•	The Company issued 276,000 warrants valued at $24,923 in connection with software development.

•	The Company issued 1,050,000 shares of its common stock valued at $52,500 as prepayment for consulting services.

The accompanying notes are an integral part of these financial statements.

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

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. There was no revenue during each of the years ended December 31, 2013 and 2012.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2013 and 2012, the Company had capitalized software development costs of $710,200 and $499,089, respectively, for the development of a location-based social networking mobile application.  During the years ended December 31, 2013 and 2012, and for the period from inception (July 22, 2010) to December 31, 2013, the Company incurred research and development costs of $337,241, $0, and $337,241, respectively.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. Due to the uncertainty regarding the Company’s ability to monetize the fitness DVD series inherited from its former parent uKarma, management determined that the related remaining production costs, prepaid royalties, and inventory were impaired and recorded an impairment loss of $110,992 for the period from inception (July 22, 2010) to December 31, 2013. There were no impairment losses during the years ended December 31, 2013 and 2012.

Patents and trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair value.

Income Taxes: The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“FASB ASC 740”).  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2013 and 2012, the Company has established a full reserve against all deferred tax assets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation: The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $296,100, $260,225 and $871,325, related to stock option grants were recognized for each of the years ended December 31, 2013 and 2012, and for the period from inception (July 22, 2010) to December 31, 2013, respectively.

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

Concentration of Credit Risk: The Company maintains its cash with a major financial institution located in the United States of America.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company maintains balances in excess of the federally insured limits.

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

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
	2013	2012

Consulting and professional fees	$124,296	$14,387
Prepaid offering costs	77,676	-
Other	4,205	-
Total other current assets	$206,177	$14,387

NOTE 5 – FURNITURE AND EQUIPMENT

Furniture and Equipment consisted of the following:

	December 31,
	2013	2012

Furniture and Equipment	$43,245	$32,479
Accumulated Depreciation	(20,681)	(12,241)
Furniture and Equipment, net	$22,564	$20,238

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2013	2012

Accrued Salaries and Related Expenses	$25,710	$47,519
Accrued Income Tax	-	1,600
Accrued Professional Fees	33,875	30,553
Other	47,000	--
Total Accrued Liabilities	$106,585	$79,672

NOTE 7 – SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.  At December 31, 2013, the settlement payable which was due currently, amounted to $68,750.

NOTE 8 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State	800	800
Deferred:
Federal	(706,000)	(477,000)
State	(201,000)	(136,000)

	(907,000)	(613,000)
Valuation allowance	907,000	613,000

	-	-
	$800	$800

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $5.9 million each, which will begin to expire in 2031 and 2033, respectively.  The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not.  Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Current deferred income tax assets:
Accrued officers’ salaries	$-	$8,000
Other	3,000	11,000
Less valuation allowance	(3,000)	(19,000)

Net current deferred tax assets	$-	$-

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	$2,370,000	$1,398,000
Stock based compensation	54,000	20,000
Other	9,000	7,000
Accumulated depreciation of furniture and equipment	(286,000)	(201,000)
Less valuation allowance	(2,147,000)	(1,224,000)

Net non-current deferred tax assets	$-	$-

NOTE 8 – PROVISION FOR INCOME TAXES (continued)

The Company has applied the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At December 31, 2013 and 2012, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2013 and 2012, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction.  The Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for years before 2010.  The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
States taxes	(5.8)
Stock based compensation	3.3
Other	0.5
Valuation reserve for income taxes	36.0
-%

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2013, stockholders’ equity consisted of the following transactions: (1) the issuance to investors in a private placement, in consideration of $1,944,125, of an aggregate 7,776,500 shares of the Company’s common stock in conjunction with the sale of units consisting of common stock and warrants which had a value of $0.25 per unit, (2) the issuance of warrants to purchase 7,776,500 shares of the Company’s common stock in connection with the private placement, the fair value of which was determined to be $322,317, (3) the issuance of an aggregate 1,933,886 shares of the Company’s common stock with a value of $407,143 for consulting services, (4) the issuance of 898,200 shares of the Company’s common stock with a value of $186,736 in payment of settlement of accounts payable, (5) the 806,250 vested warrants with a value of $68,142 for consulting services, (6) the issuance of an aggregate 638,463 shares of the Company’s common stock with a value of $133,908 for software development, and (7) 412,880 vested warrants with a value of $36,379 for software development.

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

The fair value of warrants issued in connection with services rendered by various professionals was determined based upon the evaluation of fair value made by the Company’s management, which considered the values associated with securities offering during the period.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). There were no other designated series of preferred stock as of December 31, 2013 and 2012.

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the years ended December 31, 2013 and 2012.

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

During the year ended December 31, 2012, the Company issued 26.75 units of Series A Preferred Stock at $30,000 per unit. Each unit consists of (1) 120,000 shares of Series A Preferred Stock, and (2) warrants to purchase 120,000 shares of Company’s common stock at an exercise price of $0.50 with immediate vesting and 5 years to exercise.  Total consideration from issuance of units amounted to $802,500, of which $152,500 was received in January 2013. The Company issued warrants to purchase 3,210,000 shares of the Company’s common stock in conjunction with the sale of units and the fair value of the warrants was determined to be $135,141.

In connection with the sale of units, the Company issued warrants to its placement agent to purchase 156,000 shares of Company’s common stock.  The fair value of warrants was determined to be $9,524.

In connection with the sale of units, the Company incurred offering cost of $82,100.

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock. Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock. Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date. The Company did not meet the required Filing Date and the required effectiveness date has already passed. Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement was declared effective by the SEC on February 14, 2014.  At December 31, 2013, the Company accrued $47,000 of estimated liquidated damages that it will owe to the holders of the outstanding Series A Preferred Stock.

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

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,		For the Period from Inception (July 22, 2010) to December 31,
	2013	2012	2013
Numerator:
Net Loss	$(2,519,263)	$(1,764,894)	$(6,424,697)
Denominator:
Weighted Average of Common Shares	58,906,234	51,660,735	44,799,911

Basic and Diluted Net Loss per Share	$(0.04)	$(0.03)	$(0.14)

There were no dilutive securities as of December 31, 2013 and 2012.

There were 45,966,500, 36,705,000 and 45,966,500 warrants and stock options that were excluded from the calculation of diluted net loss per share for the years ended December 31, 2013 and 2012, and for the period from inception (July 22, 2010) to December 31, 2013, respectively, because they were anti-dilutive.

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

On November 29, 2012, the Company entered into a consulting agreement and in consideration of the consulting services, the Company agreed to grant the consultant a non-qualified option to purchase 2,100,000 shares of the Company’s common stock at the exercise price of $0.10 per share. The option shall become exercisable at the rate of 300,000 shares upon execution of the agreement and 150,000 shares every three months, commencing on the date of the agreement. The options were valued at $301,350 using the Black-Scholes option pricing model. Amount of $86,100, $50,225 and $136,325, respectively, relating to these options was expensed during the years ended December 31, 2013, 2012, and for the period from inception (July 22, 2010) to December 31, 2013.

The Company did not grant any stock options during the year ended December 31, 2013.

The assumptions used in the Black-Scholes model are as follows:

For the year ended December 31, 2012
Risk-free interest rate	0.42%
Expected dividend yield	0%
Expected lives	3.5 years
Expected volatility	70%

A summary of the Company’s stock options activity and related information is as follows:

	For the year ended 2013		For the year ended 2012
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Outstanding at the beginning of year	17,100,000	$0.034	15,000,000	$0.025
Granted	-	-	2,100,000	0.1
Exercised/Expired/Cancelled	-	-	-	-
Outstanding at the end of year	17,100,000	$0.034	17,100,000	$0.034

Exercisable at the end of year	11,400,000	$0.031	7,800,000	$0.028

NOTE 11 – 2010 STOCK OPTION PLAN (Continued)

The following table sets forth additional information about stock options outstanding at December 31, 2013:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$ 0.025 - 0.1	17,100,000	6.33	$0.034	11,400,000

As of December 31, 2013, there was $480,025 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.55 years.

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) is approximately $2,032,000. This amount changes based on the fair market value of the Company’s common stock.

NOTE 12 – STOCK WARRANTS

During the year ended December 31, 2013, the Company issued stock purchase warrants to investors in private placements for the right to purchase 7,776,500 shares of the Company’s common stock at $0.50 per share. The warrants vest immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $322,317 using the Black-Scholes option pricing model.

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

On July 1, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 60,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature and vests as follows: (a) 10,000 shares on December 31, 2013, and (b) 5,000 shares at the end of every three months starting on April 1, 2014. The warrants were valued at $5,640 using the Black-Scholes option pricing model.

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

During the year ended December 31, 2012, the Company issued stock purchase warrants to investors in private placements for the right to purchase 2,500,000, 3,210,000 and 3,088,000 shares of the Company’s common stock at $0.25, $0.50 and $0.75 per share, respectively. The warrants vest immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $46,000, $135,141 and $114,898, respectively using the Black-Scholes option pricing model.

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

On October 15, 2012, the Company entered into a software development agreement pursuant to which a warrant to purchase 125,000 shares of Company’s common stock at $0.30 issued. The warrant has a cashless exercise feature and vests as follows: (a) 70,000 shares six months after the date of the agreement, and (b) 55,000 shares twelve months after the date of the agreement. The warrants were valued at $9,738 using the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model are as follows:

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Risk-free interest rate	0.29 - 0.84%	0.27 - 0.73%
Expected dividend yield	0%	0%
Expected lives	2.5 - 3.5 years	2.5 – 3.35 years
Expected volatility	70%	70%

Warrants to purchase 28,866,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of December 31, 2013.

A summary of the Company’s warrant activity and related information is as follows:

	For the year ended 2013		For the year ended 2012
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price
Outstanding at the beginning of year	19,605,000	$0.36	9,826,000	$0.24
Granted	9,436,500	$0.46	9,779,000	$0.48
Forfeited/Expired	(175,000)	$0.25	-
Outstanding at the end year	28,866,500	$0.39	19,605,000	$0.36

NOTE 13 – EMPLOYMENT AGREEMENTS

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President and extended the term to March 15, 2016. Per the amendment to the agreement dated August 8, 2011, Mr. Glaser is compensated with an annual salary of $180,000, which was increased to $190,000 in 2013. Mr. Glaser’s annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. Mr. Glaser will receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  On August 19, 2013, the agreement was amended to eliminate this provision in the agreement. His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 2,500,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.

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

 On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer and extended the term to March 15, 2016. Per the amendment to the agreement dated August 8, 2011, Mr. Tannous is compensated with an annual salary of $180,000, which was increased to $190,000 in 2013. Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues.

NOTE 13 – EMPLOYMENT AGREEMENTS (continued)

Mr. Fred Tannous was issued shares of OverNear’s common stock valued at $50,000, as a signing bonus; and Mr. Fred Tannous will also receive a bonus of 5% of OverNear’s adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA). On August 19, 2013, the agreement was amended to eliminate this provision in the agreement.  His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 5,000,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.  For accepting the CEO position, Mr. Tannous received 4,000,000 restricted shares of common stock in March 2011, the fair value of the shares was determined to be $100,000.

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

The following table summarizes the Company's minimum obligations in the event of no early termination under employment agreements as of December 31:

2014	$495,000
2015	500,000
2016	104,000
$1,099,000

NOTE 14 – LEASE COMMITMENTS

The Company leases its office facility in Santa Monica, California pursuant to a lease agreement expiring May 2015.  Under the terms of the lease agreement the Company is also required to pay additional amount for operating expenses.

The following table summarizes the Company's future minimum commitment under lease agreement as of December 31, 2013:

For the year ended December 31,	Amount
2014	$53,000
2015	21,000
Total	$74,000

NOTE 15 – VENDOR SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable.  The Company’s management also forgave their deferred compensation in 2011.  As a result of these transactions, the Company recorded gain on settlement and forgiveness of debt of $4,735, $10,847, and $248,742 for the years ended December 31, 2013 and 2012, and the period from inception (July 22, 2010) to December 31, 2013, respectively.

NOTE 16 – SUBSEQUENT EVENTS

During the first quarter of 2014, the Company executed the following common stock transactions:

●
the issuance of an aggregate 4,904,000 shares to investors in a private placement. Total consideration from issuance of common stock and stock warrants to purchase 4,904,000 share of common stock at an exercise price of $0.50 per share amounted to $1,226,000.  The warrants vest immediately and are exercisable in five years.

●
As of January 2014, the Company raised an aggregate of $5 million in equity financings.  As such, annual salary of the two officers of the Company was increased to $250,000 pursuant to their respective employment agreements (see Note 13).

●
On February 14, 2014, the Securities and Exchange Commission issued a notice of effectiveness of the S-1 filed by the Company to sell 10,000,000 shares of common stock at a public offering price of $0.50 per share.

●
On March 26, 2014, the Company filed a Certificate of Designation for Series B Preferred Shares and issued 1,000,000 shares each to Fred E. Tannous and Bill Glaser.  Each holder of outstanding shares of Series B Preferred Stock shall be entitled to one hundred (100) votes for each share of Series B Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting to stockholders of the Company.  Each share is convertible into 5 shares of Common stock at a conversion price equal to $0.25 per share and has a cashless conversion feature.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable disagreements with our independent auditors, Gumbiner Savett Inc.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the year ended December 31, 2013 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Based on that evaluation, our management concluded that as of December 31, 2013, our internal control over financial reporting was not effective due to the material weaknesses described above under “Disclosure Controls and Procedures.”

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

In the first quarter of 2014, the Company issued 2,000,000 units of Series B Preferred Stock to our two sole officers and directors, Fred E. Tannous and Bill Glaser. Each holder of outstanding shares of Series B Preferred Stock shall be entitled to one hundred (100) votes for each share of Series B Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting to stockholders of the Company.  Each share is convertible into five shares of Common stock at a conversion price equal to $0.25 per share and has a cashless conversion feature.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our Management

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Name	Age	Position	Since
Fred E. Tannous	47	Co-Chairman of the Board, Chief Executive Officer, Chief Financial Officer	September 13, 2010
Bill Glaser	47	Co-Chairman of the Board, President	July 22, 2010

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

Code of Ethics

We have adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to OverNear, Inc. Attn: Human Resources, 1460 4th Street, Suite 304, Santa Monica, California 90401.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Insider Participation in Meetings of Directors

All matters to be acted upon where potential conflicts exist between our executive officers and the Company (for example, the terms of employment agreements, option grants, bonus awards, etc.) are discussed and approved by the directors, none of whom are independent.

Audit Committee; Audit Committee Financial Expert

Our Board of Directors does not have an audit committee.  The Board has determined that Fred Tannous is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.  Mr. Tannous is not independent, as independence for audit committee members is defined in any listing standard.

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2013 , 2012, 2011 and 2010 by our Chief Executive Officer (principal executive officer) our Chief Financial Officer (principal financial officer), and our President, the only executive officers of the Company who served these positions during  2013, 2012, 2011 and 2010.

Name and Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Fred Tannous,	2013	$190,000		—		—		$100,000	—	—	$38,708	(9)	$328,708
CEO and CFO, Co-Chairman of the Board	2012	$180,000		—		—		$100,000	—	—	$14,400	(8)	$294,400
	2011	$180,000	(7)	$100,000	(6)	—		$100,000	—	—	$9,000		$389,000
	2010	$55,385		$50,000	(2)	$80,000	(2)	$50,000	—	—	$2,625	(3)	$238,010

Bill Glaser,	2013	$190,000		—		—		$110,000	—	—	$38,708	(9)	$338,708
President, Co-Chairman of the Board	2012	$180,000		—		—		$110,000	—	—	$14,400	(8)	$304,400
	2011	$180,000	(5)	—		—		$110,000	—	—	$9,000		$299,000
	2010	$236,399	(4)	—		—		$150,054	—	—	$9,000	(3)	$395,453

(1)
The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).  The assumptions made in the valuation of these options can be found in Note 2 to our financial statements included herein.

(2)	This compensation was paid in the form of 5,200,000 shares of our common stock.
(3)	This compensation consists of a car allowance of $750 per month pursuant to the officer’s employment agreement.
(4)	This amount was booked as deferred compensation of which $127,117 was forgiven in 2011 by the officer.
(5)	Of this amount, $60,769 was forgiven by the officer.
(6)	This compensation was paid in the form of 4,000,000 shares of our common stock.
(7)	Of this amount, $29,843 was forgiven by the officer.
(8)
This compensation consists of a one-time adjustment to compensation in the amount of $5,400 based on a COLA/CPI provision and a car allowance of $750 per month, both pursuant to the officer’s employment agreement.

(9)
Includes auto allowance expenses in the amount of $750 for a period of twelve months plus reimbursement for health insurance expenses in the amount of $700 for a period of seven months, and accrued vacation paid in the amount of $24,808.

Grants of Plan-Based Awards

There were no plan-based awards granted during the 2013 year to any named executive officer.

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

Mr. Tannous is compensated with an annual salary of $180,000.  Mr. Tannous’ annual salary will increase to $250,000 in the event that either (i) we raise an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) we recognize $5,000,000 in cumulative gross revenues.  The annual salary will increase to $360,000 in the event that either (i) we raise an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) we recognize $10,000,000 in cumulative gross revenues.

The signing bonus Mr. Tannous received in 2010 consisted of shares of our common stock valued at $50,000.  Mr. Tannous’ employment agreement also entitled him to receive a bonus of 5% of our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  On August 19, 2013, the agreement was amended to eliminate this provision in the agreement. The agreement also calls for 10-year options to purchase 10,000,000 shares of common stock under our 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 1,000,000 shares became exercisable and the remainder of which will become exercisable at the rate of 1,000,000 shares at the end of each subsequent six month period.

As an inducement for accepting the CEO position, Mr. Tannous received 4,000,000 restricted shares of common stock in March 2011.

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

On August 8, 2011, we amended the provisions regarding any increases in Mr. Glaser’s annual salary. Mr. Glaser is compensated with an annual salary of $180,000.  His annual salary will increase to $250,000 in the event that either (i) we raise an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) we recognize $5,000,000 in cumulative gross revenues.  The annual salary will increase to $360,000 in the event that either (i) we raise an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) we recognize $10,000,000 in cumulative gross revenues.

Mr. Glaser was entitled to receive a bonus of 5% of our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA).  On August 19, 2013, the agreement was amended to eliminate this provision in the agreement.  The agreement also calls for 10-year options to purchase 5,000,000 shares of common stock under the Plan at an exercise price of $0.025 per share, of which 500,000 shares became exercisable on December 31, 2010 with the remainder to become exercisable at the rate of 500,000 shares at the end of each subsequent six month period.

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

Outstanding Equity Awards as of December 31, 2013

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Fred E. Tannous	7,000,000	3,000,000	3,000,000	$0.025	9/12/2020	─	─	─	─
Bill Glaser	3,500,000	1,500,000	1,500,000	$0.025	8/3/2020	─	─	─	─

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock that are currently held by our directors and executive officers and each person who owns beneficially more than 5% of our outstanding common stock based on 69,884,257 shares of common stock outstanding on March 26, 2014.

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

	Number of Shares				Percent of Class:	Amount and Nature of Beneficial Ownership of	Percent of
Name of Shareholder	Pre-Spin-Off		Post-Spin-Off		Post-Spin-Off	Preferred Stock	Preferred Stock
Directors and Named Executive Officers:
Fred E. Tannous	19,513,973	(3)	19,856,823	(1)	24.70%	1,000,000	19%
Bill Glaser	13,103,014	(4)	18,144,910	(2)	22.57%	1,000,000	19%
Directors and executive officers as a group (2 persons)	32,616,987		38,001,733		47.27%	2,000,000	38%

Series A Preferred Shareholders	--		--		--	3,210,000	62%

5% Shareholders
Innolog Holdings, Inc.	10,558,896		--		--%	--	--%

(1)	Includes 342,850 shares beneficially-owned which will be transferred to Mr. Tannous upon effectiveness of the spinoff registration statement.
(2)	Includes 5,041,896 shares beneficially-owned which will be transferred to Mr. Glaser upon effectiveness of the spinoff registration statement.
(3)	Includes 7,000,000 shares which can be acquired upon exercise of vested options within 60 days.
(4)	Includes 3,500,000 shares which can be acquired upon exercise of vested options within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None.

Director Independence

Our Board of Directors has determined that it currently has no members who qualify as “independent” as the term is defined by Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Gumbiner Savett Inc. served as our independent registered public accounting firm for our fiscal years ended December 31, 2013 and 2012.  The following table shows the fees that were billed for audit and other services provided by this firm during the 2013 and 2012 fiscal years:

	Fiscal Year Ended December 31,
	2013	2012
Audit Fees (1)	$88,300	$62,000
Audit-Related Fees (2)	---	---
Tax Fees (3)	3,000	6,000
All Other Fees (4)	---	---
Total	$91,300	$68,000

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

Pre-Approval Policies and Procedures of the Audit Committee

 As we do not have an Audit Committee, the entire Board of Directors approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended December 31, 2013 and 2012, all of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Board.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our financial statements for the fiscal years ended December 31, 2013 and 2012 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (3)

3.2	Bylaws of Awesome Living (1)

3.3	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation (8)

4.1	Certificate of Designation of Preference, Rights and Limitations of Series A Preferred Stock (5)

4.2	Form of Warrant issued in Series A Preferred Stock Offering (5)

4.3	Form of Warrant to Purchase Common Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

4.4	Form of Warrant to Purchase Preferred Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

4.5	Amended and Restated Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Stock (7)

4.6	Form of 2013 Warrant (10)

4.7	Form of PA Common Stock Warrant (10)

4.8	Certificate of Designation of Preference, Rights and Limitations of Series B Preferred Stock*

10.1	Employment Agreement between Bill Glaser and Awesome Living, dated August 3, 2010 (1)+

10.2	Employment Agreement between Fred E. Tannous and Awesome Living, dated September 13, 2010 (1)+

10.3	Consulting Agreement between Fred E. Tannous and Awesome Living, dated August 16, 2010 (1)+

10.4	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and CGG Merger Sub Corporation, dated August 11, 2010 (2)

10.5	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (3)+

10.6	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (3)+

10.7	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (3)

10.8	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (3)

10.9	Amendment #2 to Employment Agreement with Fred E. Tannous, dated August 8, 2011 (4)+

10.10	Amendment #2 to Employment Agreement with Bill Glaser, dated August 8, 2011 (4)+

10.11	Form of Subscription Agreement in connection with Series A Preferred Stock and Warrant Offering (5)

10.12	Amendment #3 to Employment Agreement with Bill Glaser, dated August 19, 2013 (8)

10.13	Amendment #3 to Employment Agreement with Fred E. Tannous, dated August 19, 2013 (8)

10.14	Consulting Agreement between the Company and the Consultant, dated April 15, 2013 (9)

10.15	Advisory Board Agreement between the Company and the Advisor, dated April 11, 2013 (9)

10.16	Form of Subscription Agreement (9)

14.1	Code of Business Conduct and Ethics (6)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

Exh. No.	Exhibit Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”
+Denotes a contract with management.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on November 9, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(4)	Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(5)	Filed on December 5, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(7)	Filed on November 4, 2013 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 27, 2013 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(9)	Filed on May 20, 2013 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(10)	Filed on May 13, 2013 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERNEAR, INC.

Date: March 31, 2014	/s/ Fred E. Tannous
Fred E. Tannous, Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Fred E. Tannous	Chief Executive Officer, Chief Financial Officer,	March 31, 2014
Fred E. Tannous	Principal Accounting Officer and Co-Chairman of the Board

/s/ Bill Glaser	President and Co-Chairman of the Board	March 31, 2014
Bill Glaser