Form 10-Q
period 2014-03-31
OverNear, Inc.
filed 2014-05-20
CIK 1500904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

78,463,053 shares of the issuer’s common stock are issued and outstanding as of May 19, 2014.

FORM 10-Q
OverNear, Inc.
(A Development Stage Company)
INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from Inception (July 22, 2010) to March 31, 2014	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Period from Inception (July 22, 2010) to March 31, 2014	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from Inception (July 22, 2010) to March 31, 2014	4

	Notes to Unaudited Interim Condensed Financial Statements	5-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$887,473	$172,532
Other current assets	295,223	206,177
Total Current Assets	1,182,696	378,709

Furniture and equipment, net	25,496	22,564

Software development costs	710,200	710,200

Other assets	106,952	109,152

Total Assets	$2,025,344	$1,220,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$166,283	$173,963
Accrued expenses	137,501	106,585
Legal settlement payable	50,000	68,750
Total Current Liabilities	353,784	349,298

Commitments

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 71,283,053 and 64,980,257
shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	71,283	64,980
Preferred stock, $0.001 par value; 50,000,000 shares authorized:
3,210,000 Series A convertible preferred shares issued and outstanding at March 31, 2014 and
December 31, 2013	3,210	3,210
2,000,000 Series B preferred shares issued and outstanding at March 31, 2014	2,000	-
Paid-in capital	8,854,172	7,227,834
Accumulated deficit in the development stage	(7,259,105)	(6,424,697)
Total Stockholders' Equity	1,671,560	871,327

Total Liabilities and Stockholders’ Equity	$2,025,344	$1,220,625

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,		Period from Inception (July 22, 2010) to March 31,
	2014	2013	2014

Sales	$-	$-	$89

Cost of Sales	-	-	17
Gross Profit	-	-	72

Selling, General and Administrative Expenses	703,957	391,730	6,888,065
Research and Development	130,071	-	467,312
Impairment of production costs, prepaid royalties and inventory	-	-	110,992

Operating Loss	(834,028)	(391,730)	(7,466,297)

Other Income (Expense):
Gain (Loss) on Settlement and write-off of Accounts Payable	-	(68,400)	4,735
Interest Expense	(380)	-	(16,885)
Gain on Forgiveness of Debt	-	-	248,742
Other	-	-	(27,000)
Other Income (Expense), Net	(380)	(68,400)	209,592

Loss before Income Taxes	(834,408)	(460,130)	(7,256,705)

Provision for Income Taxes	-	800	2,400

Net Loss	$(834,408)	$(460,930)	(7,259,105)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)	(0.16)

Weighted average shares used in computing earnings per share	68,763,812	54,139,460	46,399,874

The accompanying notes are an integral part of these condensed financial statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) For the Period from Inception (July 22, 2010) to March 31, 2014

	Preferred Stock		Common Stock		Paid-in	Accumulated Deficit in the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Excess of liabilities assumed over assets transferred from uKarma	-	-	-	-	(169,194)	-	(169,194)
Issuance of common stock to uKarma	-	-	10,558,896	10,559	-	-	10,559
Additional capital contributed	-	-	-	-	27,000	-	27,000
Issuance of common stock in lieu of officer compensation	-	-	4,000,000	4,000	96,000	-	100,000
Private placement of Series A convertible preferred stock	3,210,000	3,210	-	-	654,625	-	657,835
Fair value of warrants issued in connection with Series A convertible preferred stock	-	-	-	-	135,141	-	135,141
Fair value of warrant issued to placement agent in connection with Series A convertible preferred stock	-	-	-	-	9,524	-	9,524
Offering cost – Series A convertible preferred stock	-	-	-	-	(82,100)	-	(82,100)
Private placement of common stock	-	-	23,464,500	23,465	3,253,920	-	3,277,385
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	659,740	-	659,740
Issuance of common stock for consulting services	-	-	16,557,879	16,558	1,081,239	-	1,097,797
Issuance of common stock for settlement of accounts payable and retainer fee	-	-	2,343,532	2,343	241,795	-	244,138
Issuance of common stock in lieu of officers deferred compensation	-	-	7,416,987	7,417	178,008	-	185,425
Issuance of common stock in connection with software development	-	-	638,463	638	133,270	-	133,908
Fair value of warrants issued for consulting services	-	-	-	-	73,967	-	73,967
Fair value of warrants issued for software development	-	-	-	-	63,574	-	63,574
Stock based compensation	-	-	-	-	871,325	-	871,325
Net loss for the period from inception (July 22, 2010) to December 31, 2013	-	-	-	-	-	(6,424,697)	(6,424,697)
Balance at December 31, 2013	3,210,000	3,210	64,980,257	64,980	7,227,834	(6,424,697)	871,327
Private placement of common stock	-	-	5,704,000	5,704	1,187,623	-	1,193,327
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	232,673	-	232,673
Issuance of Series B preferred stock	2,000,000	2,000	-	-	-	-	2,000
Issuance of common stock for consulting services	-	-	527,026	527	109,621	-	110,148
Fair value of warrants issued in connection with software development	-	-	-	-	9,262	-	9,262
Issuance of common stock in connection with software development	-	-	71,770	72	14,928	-	15,000
Stock based compensation	-	-	-	-	72,231	-	72,231
Net loss for the three months ended March 31, 2014	-	-	-	-	-	(834,408)	(834,408)
Balance at March 31, 2014	5,210,000	$5,210	71,283,053	$71,283	$8,854,172	$(7,259,105)	$1,671,560

The accompanying notes are an integral part of these condensed financial statements

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,		Period from Inception (July 22, 2010) to March 31,
	2014	2013	2014
Cash Flow from Operating Activities:
Net loss	$(834,408)	$(460,930)	$(7,259,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,613	2,511	22,294
Amortization of production costs	-	-	172,268
Loss (Gain) on settlement of accounts payable	-	68,444	(4,735)
Issuance of stock warrants for consulting services	-	4,420	54,465
Issuance of common stock for consulting services	47,448	42,500	863,574
Issuance of stock warrants for software development services	9,262	-	42,503
Issuance of common stock for software development services	15,000	-	89,433
Stock based compensation	72,231	74,025	943,556
Impairment of production costs, prepaid royalties and inventory	-	-	110,992
Issuance of common stock in lieu of officer compensation	-	-	100,000
Issuance of Series B Preferred stock for officers’ compensation	2,000	-	2,000
Gain on forgiveness of debt	-	-	(248,742)
(Increase) Decrease in operating assets:
Prepaid expenses	(26,346)	6,136	(34,024)
Other assets	2,200	-	(26,121)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(18,750)	(18,750)	50,000
Accrued expenses	30,916	29,171	424,634
Accounts payable	(7,680)	(63,691)	205,969
Net Cash Used in Operating Activities	(706,514)	(316,164)	(4,491,039)

Cash Flow from Investing Activities:
Patent and trademark costs	-	(7,457)	(76,635)
Purchase of equipment	(4,545)	-	(32,660)
Software development in progress	-	(46,167)	(620,392)
Cash acquired from uKarma	-	-	6,476
Net Cash Used in Investing Activities	(4,545)	(53,624)	(723,211)

Cash Flow from Financing Activities:
Repayments of notes and other debt	-	-	(8,802)
Additional capital contributions	-	-	27,000
Proceeds from private placement of common stock	1,426,000	100,000	5,363,125
Proceeds from Series A convertible preferred stock	-	152,500	720,400
Net Cash Provided by Financing Activities	1,426,000	252,500	6,101,723

Net (Decrease) Increase in Cash	714,941	(117,288)	887,473

Cash Balance at Beginning of Period	172,532	150,159	-
Cash Balance at End of Period	$887,473	$32,871	$887,473
Supplemental Disclosures:
Interest Paid	$380	$262	$17,767
Taxes Paid	$-	$-	$4,800

The accompanying notes are an integral part of these condensed financial statements.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OverNear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On June 20, 2011, the name of the corporation was changed to OverNear, Inc. The Company’s headquarters are located in Santa Monica, California.  The Company is in the process of developing a location-based social networking and mobile advertising platform, a beta version of which was released for use by the general public in January 2013.  The condensed financial statements of OverNear, Inc. (which may be referred to as "OverNear," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America.

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

The condensed financial statements of the Company included herein are unaudited for the periods ended March 31, 2014 and March 31, 2013 have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the case of the condensed balance sheet as of December 31, 2013, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013. The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of the Company's critical accounting policies are disclosed below. The Company's critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations and in more detail in the Company's 2013 Annual Report on Form 10-K.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of March 31, 2014 and December 31, 2013, the Company had capitalized software development costs of $710,200 for the development of a location-based social networking mobile application.  During the three months ended March 31, 2014 and 2013, and for the period from inception (July 22, 2010) to March 31, 2014, the Company incurred research and development costs of $130,071, $0, and $467,312, respectively.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Stock based compensation expense in the amount of $72,231 was incurred for the three months ended March 31, 2014 and $74,025 for the corresponding period in 2013, and $943,556 for the period from inception (July 22, 2010) to March 31, 2014.

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

Management of the Company is actively seeking financing to continue the development of its location-based mobile platform and market its products and services. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm relating to the year ended December 31, 2013 states that there is substantial doubt about the Company’s ability to continue as a going concern.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2014	December 31,
	(Unaudited)	2013

Accrued Professional Fees	$52,125	$33,875
Accrued Salaries and Related Expenses	38,376	25,710
Liquidated Damages	47,000	47,000
Total Accrued Liabilities	$137,501	$106,585

NOTE 4 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014. At March 31, 2014, the settlement payable which was due currently amounted to $50,000.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2014, the Company executed the following common stock transactions:

●
the issuance of an aggregate 5,704,000 common shares to accredited investors in private placements. Total consideration from the issuance of common stock amounted to $1,426,000 for the period ended March 31, 2014.  The common stock issued included warrants with a fair value of $232,673.

●	the issuance of an aggregate 527,026 shares of the Company’s common stock with a fair value of $110,148 for consulting services.

●	the issuance of 71,770 shares of common stock with a fair value of $15,000 for software development services.

The fair value of common stock issued in connection with services rendered by various professionals was determined based upon the evaluation of fair value made by the Company’s management, which considered the values associated with common stock sold for cash during the period.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the three months ended March 31, 2014 and 2013, and for the period from inception (July 22, 2010) to March 31, 2014. In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock. Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock.  Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock.  Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date.  The Company did not meet the required Filing Date and the required effectiveness date passed.  Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement was declared effective by the SEC on February 14, 2014.  At March 31, 2014 and December 31, 2013, the Company had accrued $47,000 of estimated liquidated damages that it will owe to the holders of the outstanding Series A Preferred stock.

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

On March 26, 2014, the Company issued to its officers 2,000,000 shares of preferred stock designated as series B preferred stock (“Series B Preferred Stock”). The holders of Series B Preferred Stock are entitled to the equivalent of 100 votes of common stock for each share of Series B Preferred stock held.  The holders of the Series B Preferred Stock have no other rights, such as conversion or liquidation.  The fair value of the Series B Preferred Stock on the date of issuance was determined to be $2,000 and was recorded as officers’ compensation.

Warrants

During the three months ended March 31, 2014, the Company issued warrants to purchase common stock to investors in private placements for the right to purchase 5,704,000 shares of the Company’s common stock at $0.50 per share. The warrants vested immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $232,673, using the Black-Scholes option pricing model.

On February 1, 2014, the Company entered into a software development agreement pursuant to which it granted a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant vests over 3 years as follows (a) 20,000 shares after 6 months (b) remaining at the rate of 10,500 shares at the end of every three months, thereafter.  The warrant has a term of 5 years. The fair value of the warrant using Black Scholes model was determined to be $12,625.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

The assumptions used in the Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.49% - 1.09%
Expected dividend yield	0%
Expected lives	2.5-4 years
Expected volatility	70%

Warrants to purchase an aggregate of 34,695,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of March 31, 2014.  A summary of the Company’s warrant activity and related information for the three months ended March 31, 2014 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2014	28,866,500	$0.39
Granted	5,829,000	0.49
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at March 31, 2014	34,695,500	0.41

Stock Options

During 2010, the Board of Directors approved and adopted the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) to provide for the issuance of non-qualified and/or incentive stock options to employees, officers, directors and consultants and other service providers. The Plan was subsequently amended on various dates. Generally, all options granted expire five to ten years from the date of grant. It is the policy of the Company to issue new shares for stock options exercised, rather than issue treasury shares. Options generally vest over ten years. Effective July 1, 2012, the total number of shares of common stock reserved for issuance was reduced to 15,000,000 shares, subject to annual increases of up to an amount equal to 15% of the outstanding fully-diluted shares of common stock of the Company, and any such increase cannot be made until the fully diluted shares of common stock outstanding exceeds 100,000,000 shares.  The Company did not grant any stock options during the three months ended March 31, 2014.  Options to purchase 17,100,000 shares of common stock at an average exercise price of $0.034 per share were outstanding at March 31, 2014.  Of that amount, 11,550,000 are exercisable at an average price of $0.032 per share.

As of March 31, 2014, there was $407,794 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.3 years.

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) is approximately $2,049,000. This amount changes based on the fair market value of the Company’s common stock.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Public Offering

On February 14, 2014, the SEC issued a notice of effectiveness of the Registration Statement filed by the Company to sell 10,000,000 shares of common stock at a public offering price of $0.50 per share.

NOTE 6 – LOSS PER SHARE

There were no dilutive securities for the three months ended March 31, 2014 and 2013 and for the period from inception (July 22, 2010) to March 31, 2014.  A total of 51,795,500 warrants and stock options were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2014 and for the period from inception (July 22, 2010) to March 31, 2014, and 37,980,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2013, because they were anti-dilutive.

NOTE 7 – NON-CASH TRANSACTIONS

Non cash activities during the three months ended March 31, 2014 are as follows:

•	The Company issued 300,000 shares of its common stock valued at $62,700 for the extension of consulting services to be performed through December 2014.

Non cash activities during three months ended March 31, 2013 are as follows:

•	The Company issued 898,200 shares of its common stock valued at $186,736 in payment of the settlement of accounts payable and retainer fee.

•	The Company issued warrants and common stock valued at $42,707 in connection with capitalized software development costs.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – NON-CASH TRANSACTIONS (continued)

Non cash activities from inception (July 22, 2010) to March 31, 2014 exclusive of the above, are as follows:

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

•
The Company issued 1,933,886 shares of its common stock valued at $407,143 for consulting services. Of this amount $61,606 relates to consulting services to be performed from April 2014 through August 2015.

•	The Company issued warrants valued at $68,142 for consulting services. Of this amount $ 16,575 relates to consulting services to be performed from April 2014 through August 2015.

•	The Company issued warrants and common stock valued at $19,906 in connection with software development.

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – COMMITMENTS

Employment Agreement

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President and extended the term to March 15, 2016. Per the amendment to the agreement dated August 8, 2011, Mr. Glaser is compensated with an annual salary of $180,000, which was increased to $190,000 in 2013. Mr. Glaser’s annual salary is to increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues. In January 2014, the salary increased to $250,000 as the Company raised an aggregate of $5 million in equity financings.  His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 2,500,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.

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

 On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer and extended the term to March 15, 2016. Per the amendment to the agreement dated August 8, 2011, Mr. Tannous is compensated with an annual salary of $180,000, which was increased to $190,000 in 2013. Mr. Tannous’ annual salary is to increase to $250,000 in the event that either (i) OverNear raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) OverNear raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) OverNear recognizes $10,000,000 in cumulative gross revenues.  In January 2014, the salary increased to $250,000 as the company raised an aggregate of $5 million in equity financings.

Mr. Tannous was issued shares of OverNear’s common stock valued at $50,000, as a signing bonus.  His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 5,000,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant. For accepting the CEO position, Mr. Tannous received 4,000,000 restricted shares of common stock in March 2011, the fair value of the shares was determined to be $100,000.

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

OVERNEAR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – COMMITMENTS (continued)

The following table summarizes the Company’s minimum obligations in the event of no early termination under employment agreements as of March 31, 2014:

Twelve Months Ending March 31	Amount
2015	$500,000
2016	479,000
Total	$979,000

Lease Commitment

The Company leases its office facility in Santa Monica, California pursuant to a lease agreement expiring May 2015.  Under the terms of the lease agreement the Company is also required to pay additional amount for operating expenses.

The following table summarizes the Company's future minimum commitment under lease agreement as of March 31, 2014:

Twelve Months Ending March 31,	Amount
2015	$54,000
2016	5,000
Total	$59,000

NOTE 9 – VENDOR SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts different than the liability recorded in the accounts payable. The Company's officers also forgave their deferred compensation during 2011. As a result of these transactions, the Company recorded gain (loss) on settlement and forgiveness of debt of $0, ($68,400) and $253,477 for the three months ended March 31, 2014 and 2013, and for the period from inception (July 22, 2010) to March 31, 2014, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company executed the following common stock transactions:

●
On April 7, 2014, the Company obtained the approval of the majority of the voting rights of common and Series B preferred stockholders to increase the authorized shares of common stock from 150,000,000 shares to 500,000,000 shares.

●
The issuance of an aggregate 7,180,000 shares to investors in a private placement. Total consideration from issuance of common stock amounted to $1,795,000.  These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

●
On May 15, 2014, the Company granted non-qualified stock option to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share to a new employee.  The option expires in 5 years and vests 1,000,000 shares upon issuance and 500,000 shares every six months thereafter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements as of, and for the quarterly periods ended, March 31, 2014 and 2013 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to OverNear, Inc.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We were formed as Awesome Living, Inc. in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”). uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion). On August 9, 2010, the assets of uKarma’s operating health and wellness business, including its Xflowsion DVD series, and its liabilities were transferred into Awesome Living, Inc. pursuant to a Contribution Agreement. uKarma subsequently changed its name to Innolog Holdings Corporation (“Innolog”), and issued 10,700,000 shares of Awesome Living, Inc. common stock to our management. This, along with other subsequent issuances of our common stock, significantly reduced Innolog’s percentage ownership of our common stock.    The Contribution Agreement anticipated a pro-rata spin-off of the Awesome Living, Inc. common stock owned by uKarma to uKarma’s shareholders of record as of August 12, 2010.  We intend to complete the spin-off as soon as practicable.

Following the transfer of our assets into Awesome Living, Inc., we made a decision to change the focus of our business from personal health and wellness products to developing a location-based social networking and mobile advertising platform.  On June 20, 2011, we changed our name from Awesome Living, Inc. to OverNear, Inc. to better reflect our new business, and operate as a development stage company with a focus on developing a location-based social networking and mobile advertising platform.  To date, we have generated no revenues from our planned social networking and mobile advertising service.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of March 31, 2014 and December 31, 2013, the Company had capitalized software development costs of $710,200 for the development of a location-based social networking mobile application.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Compensation expense in the amount of $72,231 and $74,025 was incurred for the three months ended March 31, 2014 and 2013 respectively, and $943,556 for the period from inception (July 22, 2010) to March 31, 2014.

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

Results of Continuing Operations

Following are the results of the Company's operations for the three months ended March 31, 2014 and 2013.

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Selling, General and Administrative (SGA) expenses -  During the first quarter of 2014, our total SGA expenses were $703,957, while total SGA expenses during the first quarter of 2013 were $391,730, representing an increase of approximately 79%.  The increase in SGA costs is primarily attributable to approximately $312,000 in increased salaries and wages, consulting, travel, professional fees, office expense, marketing and public relations expenses. These expenses increased due to increased activities in the launch of our application.

Research and development - During the first quarter of 2014, our research and development expenses were $130,071 due to research and development activities related to software development.  There were no research and development activities during corresponding period in 2013.

Net Loss - We had a net loss of $834,408 during the first quarter of 2014 compared to a net loss of $460,930 during the first quarter of 2013 due to the various research and development and selling, general and administrative expenses increase as described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $706,514 for the three months ended March 31, 2014 while net cash used in operating activities was $316,164 for the three months ended March 31, 2013. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,545 for the three months ended March 31, 2014 while net cash used in investing activities was $53,624 for the three months ended March 31, 2013. The decrease in cash used in investing activities is primarily due to costs capitalized for software development in 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,426,000 for the three months ended March 31, 2014 compared to $252,500 provided during the three months ended March 31, 2013. This increase was due to increase in proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of March 31, 2014, we had positive working capital of $828,912.  Subsequent to March 31, 2014, we raised an additional $1,795,000 from the continued sale of our equity securities in private placements.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next year.

As of March 31, 2014, we had cash of $887,473.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

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

  Our management is actively seeking financing to continue the development of our location-based mobile platform and, once the platform is developed, to launch it.  Our ability to continue as a going concern is dependent on our ability to arrange for the financing to meet these goals and on the success of our future operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report from our independent registered public accounting firm relating to the year ended December 31, 2013 states that there is substantial doubt about our ability to continue as a going concern.

Public Offering

On February 14, 2014, the SEC issued a notice of effectiveness of the Registration Statement filed by the Company to sell 10,000,000 shares of common stock at a public offering price of $0.50 per share.

CONTRACTUAL OBLIGATIONS

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following table summarizes our total and by period contractual obligations as of March 31, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 Years

Legal Settlement	$50,000	$50,000	$-
Employment Agreements	$979,000	$500,000	$479,000
Office Lease	$59,000	$54,000	$5,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended March 31, 2014 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors.

Not required of smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2014, we raised $1,426,000 via the issuance 5,704,000 shares of common stock with warrants to purchase an equal amount of shares of common stock to accredited investors in a private placement memorandum.  The warrants have an exercise price of $0.50 per share and expire five years from the date of issue.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

On March 26, 2014, the Company issued to its officers 2,000,000 shares of preferred stock designated as series B preferred stock (“Series B Preferred Stock”). The holders of Series B Preferred Stock are entitled to the equivalent of 100 votes of common stock for each share of Series B Preferred stock held.  The holders of Series B Preferred stock have no other rights, such as conversion or liquidation. The fair value of the Series B Preferred Stock on the date of issuance was determined to be $2,000 and was recorded as officers’ compensation.

On February 1, 2014, the Company entered into a software development agreement pursuant to which it granted a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant vests over 3 years as follows (a) 20,000 shares after 6 months (b) remaining at the rate of 10,500 shares at the end of every three months, thereafter.  The warrant has a term of 5 years. The fair value of the warrant using Black Scholes model was determined to be $12,625.

On January 22, 2014, the Company entered into a consulting services agreement.  In connection with the agreement, the Company granted 300,000 shares of its common stock.

These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2014.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

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

OVERNEAR, INC.
(Registrant)

Date: May 20, 2014	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)