Form 10-Q
period 2014-06-30
Rowl, Inc.
filed 2014-08-14
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54119

Rowl, Inc.

(Exact name of registrant as specified in it charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Santa Monica Blvd, Suite 601
Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)

(310) 744-6060

(Registrant's telephone number, including area code)

Overnear, Inc.

1460 4th Street, Suite 304

Santa Monica, CA 90401

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

79,206,802 shares of the issuer’s common stock are issued and outstanding as of August 14, 2014.

FORM 10-Q

Rowl, Inc.

(Formerly OverNear, Inc)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,824,822	$172,532
Subscription receivable	150,000	-
Other current assets	287,605	206,177
Total Current Assets	2,262,427	378,709

Furniture and equipment, net	23,975	22,564

Software development in progress	710,200	710,200

Other assets	115,562	109,152

Total Assets	$3,112,164	$1,220,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$180,227	$173,963
Accrued expenses	103,700	106,585
Legal settlement payable	31,250	68,750
Total Current Liabilities	315,177	349,298

Commitments

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 79,406,622 and 64,980,257
shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	79,407	64,980
Preferred stock, $0.001 par value; 50,000,000 shares authorized:
3,210,000 Series A convertible preferred shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,210	3,210
2,000,000 Series B preferred shares issued and outstanding June 30, 2014	2,000	-
Paid-in capital	10,962,205	7,227,834
Accumulated deficit	(8,249,835)	(6,424,697)
Total Stockholders' Equity	2,796,987	871,327

Total Liabilities and Stockholders’ Equity	$3,112,164	$1,220,625

The accompanying notes are an integral part of these condensed financial statements

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Selling, General and Administrative Expenses	825,511	598,250	1,530,009	989,674
Research and Development	169,756	-	299,286	-
Impairment of production costs, prepaid royalties and inventory	-	-	-	-

Operating Loss	(995,267)	(598,250)	(1,829,295)	(989,674)

Other Income (Expense):
Gain on Settlement and Write-off of Accounts Payable	4,547	22,541	4,547	(45,903)
Interest Expense	(11)	(174)	(390)	(436)
Gain on Forgiveness of Debt	-	-	-	-
Other	-	-	-	-
Other Income (Expense), Net	4,536	22,367	4,157	(46,339)

Loss before Income Taxes	(990,731)	(575,883)	(1,825,138)	(1,036,013)

Provision for Income Taxes	-	-	-	(800)

Net Loss	$(990,731)	$(575,883)	$(1,825,138)	$(1,036,813)

Loss Per Share-Basic and Diluted	$(0.03)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares used in computing earnings per share:	38,740,859	57,695,859	72,932,810	55,927,484

The accompanying notes are an integral part of these condensed financial statements.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) For the Period ended June 30, 2014 and December 31, 2013

	Preferred Stock		Common Stock		Paid-in	Stock Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at December 31, 2012	3,210,000	3,210	53,733,208	53,733	4,166,548	(152,500)	(3,905,434)	165,557
Private placement of common stock	-	-	7,776,500	7,777	1,614,031	-	-	1,621,808
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	322,317	-	-	322,317
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	1,933,886	1,934	405,209	-	-	407,143
Fair value of warrants issued in connection with consulting services	-	-	-	-	68,142	-	-	68,142
Fair value of warrants issued in connection with software development	-	-	-	-	36,379	-	-	36,379
Issuance of common stock in connection with software development	-	-	638,463	638	133,270	-	-	133,908
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	898,200	898	185,838	-	-	186,736
Stock based compensation	-	-	-	-	296,100	-	-	296,100
Net loss for the period ended December 31, 2013	-	-	-	-	-	-	(2,519,263)	(2,519,263)
Balance at December 31, 2013	3,210,000	3,210	64,980,257	64,980	7,227,834	-	(6,424,697)	871,327
Private placement of common stock	-	-	13,484,000	13,484	2,806,533	-	-	2,820,017
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	550,983	-	-	550,983
Issuance of Series B preferred stock	2,000,000	2,000	-	-	-	-	-	2,000
Issuance of common stock for consulting services	-	-	787,019	787	163,725	-	-	164,512
Fair value of warrants issued in connection with software development	-	-	-	-	18,993	-	-	18,993
Issuance of common stock in connection with software development	-	-	155,346	156	32,320	-	-	32,476
Stock based compensation	-	-	-	-	240,556	-	-	240,556
Cost related to S-1 filing	-	-	-	-	(78,739)	-	-	(78,739)
Net loss for the period ended June 30, 2014	-	-	-	-	-	-	(1,825,138)	(1,825,138)
Balance at June 30, 2014	5,210,000	$5,210	79,406,622	$79,407	$10,962,205	$-	$(8,249,835)	$2,796,987

The accompanying notes are an integral part of these condensed financial statements

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2014	2013
Cash Flow from Operating Activities:
Net loss	$(1,825,138)	$(1,036,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,134	3,998
Loss (Gain) on settlement of accounts payable	-	45,903
Issuance of stock warrants for consulting services	-	8,840
Issuance of common stock for consulting services	164,512	133,977
Issuance of stock warrants for software development services	18,993	-
Issuance of common stock for software development services	32,476	-
Stock based compensation	240,556	148,050
Issuance of preferred stock for additional officer compensation	2,000	-
(Increase) Decrease in operating assets:
Prepaid expenses	(160,167)	(28,125)
Other assets	2,200	(26,316)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(37,500)	(43,750)
Accrued expenses	(2,885)	20,355
Accounts payable	6,264	(14,518)
Net Cash Used in Operating Activities	(1,555,555)	(788,399)

Cash Flow from Investing Activities:
Patent, trademark and domain costs	(8,610)	(22,145)
Purchase of equipment	(4,545)	(10,766)
Software development in progress	-	(148,498)
Net Cash Used in Investing Activities	(13,155)	(181,409)

Cash Flow from Financing Activities:
Proceeds from private placement of common stock, net of subscription receivable	3,221,000	815,000
Proceeds from subscriptions receivable Series A convertible preferred stock	-	152,500
Net Cash Provided by Financing Activities	3,221,000	967,500

Net Increase (Decrease) in Cash	1,652,290	(2,308)

Cash Balance at Beginning of Period	172,532	150,159
Cash Balance at End of Period	$1,824,822	$147,851

Supplemental Disclosures:
Interest Paid	$390	$436
Taxes Paid	$-	$296

The accompanying notes are an integral part of these condensed financial statements

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rowl, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On July 31, 2014 and June 20, 2011, the name of the corporation was changed to Rowl, Inc. and OverNear,Inc., respectively. The Company’s headquarters are located in Santa Monica, California.  The Company is in the process of developing a location-based social networking and mobile advertising platform, a beta version of which was released for use by the general public in August 2014.  The condensed financial statements of Rowl, Inc. (which may be referred to as "Rowl," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America.

The Company operates in a rapidly changing technological and digital entertainment market and its activities are subject to significant risks and uncertainties, including failing to secure additional funding to further exploit the Company’s current technology.

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

The condensed financial statements of the Company included herein are unaudited for the periods ended June 30, 2014 and June 30, 2013 have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the case of the condensed balance sheet as of December 31, 2013, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013. The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of the Company's critical accounting policies are disclosed below. The Company's critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations and in more detail in the Company's 2013 Annual Report on Form 10-K.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of June 30, 2014 and December 31, 2013, the Company had capitalized software development costs of $710,200 for the development of a location-based social networking mobile application.  During the three and six months ended June 30, 2014, the Company incurred research and development costs of $169,756, $299,286, respectively. There were no research and development costs expensed for the three and six months ended June 30, 2013.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Generally, all options granted expire ten years from the date of grant. Stock based compensation expense in the amount of $168,325 and $240,556 was incurred for the three and six months ended June 30, 2014, and $74,025 and $148,050 for the corresponding period in 2013.

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

New Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of June 30, 2014 and eliminated since inception information from our financial statement.

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

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,
	2014	December 31,
	(Unaudited)	2013

Accrued Professional Fees	$12,000	$33,875
Accrued Salaries and Related Expenses	44,700	25,710
Liquidated Damages	47,000	47,000
Total Accrued Liabilities	$103,700	$106,585

NOTE 4 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014. At June 30, 2014 and December 31, 2013, the settlement payable which was due currently amounted to $31,250 and $68,750, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2014, the Company executed the following common stock transactions:

●	the issuance of an aggregate 13,484,000 common shares to accredited investors in private placements. Total consideration from the issuance of common stock amounted to $3,371,000 for the period ended June 30, 2014, $150,000 of such proceeds have been recorded as a subscription receivable and were received on July 8, 2014. The common stock issued included warrants with a fair value of $538,713. $150,000 of such proceeds have been recorded as a subscription receivable and were received on July 9, 2014.

●	the issuance of an aggregate 787,019 shares of the Company’s common stock with a fair value of $164,512 for consulting services.

●	the issuance of 155,526 shares of common stock with a fair value of $32,476 for software development services.

The fair value of common stock issued in connection with services rendered by various professionals was determined based upon the evaluation of fair value made by the Company’s management, which considered the values associated with common stock sold for cash during the period.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the six months ended June 30, 2014 and 2013, and for the period from inception (July 22, 2010) to June 30, 2014. In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock. Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock.  Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock.  Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date.  The Company did not meet the required Filing Date and the required effectiveness date passed.  Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement was declared effective by the SEC on February 14, 2014.  At June 30, 2014 and December 31, 2013, the Company had accrued $47,000 of estimated liquidated damages that it will owe to the holders of the outstanding Series A Preferred stock.

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

Warrants

During the six months ended June 30, 2014, the Company issued warrants to purchase common stock to investors in private placements for the right to purchase 13,184,000 shares of the Company’s common stock at $0.50 per share. The warrants vested immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $550,983, using the Black-Scholes-Merton option pricing model.

On February 1, 2014, the Company entered into a software development agreement pursuant to which it granted a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant vests over 3 years as follows (a) 20,000 shares after 6 months (b) remaining at the rate of 10,500 shares at the end of every three months, thereafter.  The warrant has a term of 5 years. The fair value of the warrant using Black-Scholes-Merton model was determined to be $12,625.

On June 23, 2014, the Company entered into a professional service agreement with a law firm pursuant to which it granted a warrant to purchase 1,450,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant vests over 2 years as follows (a) 362,500 shares after six months (b) remaining at the rate of 60,417 shares monthly, thereafter. The warrant has a term of 5 years. The fair value of the warrant using Black-Scholes-Merton model was determined to be $137,460.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

The assumptions used in the Black-Scholes-Merton option pricing model are as follows:

Risk-free interest rate	0.49%-1.34%
Expected dividend yield	0%
Expected lives	2.5-4 years
Expected volatility	70%

Warrants to purchase an aggregate of 42,175,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of June 30, 2014.  A summary of the Company’s warrant activity and related information for the six months ended June 30, 2014 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2014	28,866,500	$0.39
Granted	13,309,000	0.50
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at June 30, 2014	42,175,500	$0.43

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

During the three months ended June 30, 2014, the Company granted options to purchase an aggregate of 5,500,000 shares of the Company’s common stock to certain employees. 3,000,000 of the stock options were granted with an exercise price of $0.10 and 2,500,000 were granted with an exercise price of $0.25 and have contractual terms of five years. Vesting of the options is through December 2016. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement. The weighted average exercise price of the options granted was $0.168. The weighted average remaining contractual life was 5.42 and 5.68 for the options outstanding and exercisable, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies based on the lack of relevant historical data regarding the volatility of its stock price on which to base a meaningful estimate of expected volatility. The expected term of options granted was determined in accordance with the “simplified approach” as the Company has limited, relevant, historical data on employee exercises and post-vesting employment termination behavior. The expected risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. For option grants to employees and directors, the Company assigns a forfeiture factor of 0%. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. Utilizing these assumptions, the fair value is determined at the date of grant.

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

Weighted-average fair value of options granted	$0.083
Expected terms	3-10 years
Expected volatility	70 - 100%
Risk-free interest rate	1.06 - 1.12%
Dividend yield	-

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing warrants granted to consultants:

Weighted-average fair value of options granted	$0.091
Expected terms	5 years
Expected volatility	70 - 100%
Risk-free interest rate	1.06 - 1.12%
Dividend yield	-

Options to purchase 22,600,000 shares of common stock at a weighted average exercise price of $0.067 per share were outstanding at June 30, 2014, of that amount, 14,200,000 are exercisable at an average price of $0.037 per share.

As of June 30, 2014, there was $772,250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.5 years.

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) is approximately $2,448,000. This amount changes based on the fair market value of the Company’s common stock.

Public Offering

On February 14, 2014, the SEC issued a notice of effectiveness of the Registration Statement filed by the Company to sell 10,000,000 shares of common stock at a public offering price of $0.50 per share. Accordingly, during the period ended June 30, 2014, the Company offset capitalized costs of $78,739 related to the fund raising efforts to paid-in capital.

NOTE 6 – LOSS PER SHARE

There were no dilutive securities for the three and six months ended June 30, 2014 and 2013 and for the period from inception (July 22, 2010) to June 30, 2014.  A total of 64,775,500 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2014 and for the period from inception (July 22, 2010) to June 30, 2014, and 41,465,000 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 20, 2013, because they were anti-dilutive.

NOTE 7 – NON-CASH TRANSACTIONS

Non cash activities during the six months ended June 30, 2014 are as follows:

•	The Company recorded a subscription receivable in the amount of $150,000 (see Note 5).

•	The Company offset capitalized registration statement costs to paid-in capital (see Note 5).

Non cash activities during six months ended June 30, 2013 are as follows:

•	The Company issued 898,200 shares of its common stock valued at $186,736 in payment of the settlement of accounts payable and retainer fee.

•	The Company issued warrants valued at $3,138 in connection with software development.

•	The Company issued 300,000 shares of its common stock valued at $62,970 for consulting services to be performed from June 2013 to June 2014

•	The Company issued 282,583 shares of its common stock valued at $59,475 in connection with software development.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – COMMITMENTS

Employment Agreement

On August 3, 2010, the Company entered into a 5-year (“Term”) agreement with Bill Glaser for his services as Chief Executive Officer. The agreement was amended on March 15, 2011 to change his title from Chief Executive Officer to President and extended the term to March 15, 2016. Per the amendment to the agreement dated August 8, 2011, Mr. Glaser is compensated with an annual salary of $180,000, which was increased to $190,000 in 2013. Mr. Glaser’s annual salary is to increase to $250,000 in the event that either (i) Rowl raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) Rowl recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) Rowl raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) Rowl recognizes $10,000,000 in cumulative gross revenues. In January 2014, the salary increased to $250,000 as the Company raised an aggregate of $5 million in equity financings.  His agreement also provides for options to purchase 5,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 2,500,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 500,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant.

In the event of a change of control of Rowl prior to the one (1) month anniversary of Mr. Glaser’s termination, Mr. Glaser will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to Rowl on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Glaser.  In the event of Mr. Glaser’s termination without cause by Rowl, Mr. Glaser will be paid the lesser of (i) the remainder of his annual salary during the Term or (ii) one (1) year’s salary, and all stock options held by Mr. Glaser under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

 On September 13, 2010, the Company entered into a 5-year (“Term”) agreement with Fred E. Tannous for his services as Chief Financial Officer. The agreement was amended on March 15, 2011 to add the additional title of Chief Executive Officer and extended the term to March 15, 2016. Per the amendment to the agreement dated August 8, 2011, Mr. Tannous is compensated with an annual salary of $180,000, which was increased to $190,000 in 2013. Mr. Tannous’ annual salary is to increase to $250,000 in the event that either (i) Rowl raises an aggregate $5,000,000 in debt or equity financing after August 8, 2011 or (ii) Rowl recognizes $5,000,000 in cumulative gross revenues. The annual salary will increase to $360,000 in the event that either (i) Rowl raises an aggregate $10,000,000 in debt or equity financing after August 8, 2011 or (ii) Rowl recognizes $10,000,000 in cumulative gross revenues.  In January 2014, the salary increased to $250,000 as the company raised an aggregate of $5 million in equity financings.

Mr. Tannous was issued shares of Rowl’s common stock valued at $50,000, as a signing bonus.  His agreement also provides for options to purchase 10,000,000 shares of common stock under the 2010 Stock Option, Deferred Stock and Restricted Stock Plan (the “Plan”) at an exercise price of $0.025 per share, of which 5,000,000 shares became exercisable on January 1, 2013 and the remainder of which will become exercisable on the following schedule: 1,000,000 shares at the beginning of each subsequent six (6) month period. The options expire 10 years after grant. For accepting the CEO position, Mr. Tannous received 4,000,000 restricted shares of common stock in March 2011, the fair value of the shares was determined to be $100,000.

In the event of a change of control of Rowl prior to the one (1) month anniversary of Mr. Tannous’ termination, Mr. Tannous will be due the greater of (i) the remainder of his annual salary during the Term or (ii) $250,000. All unvested stock options will become vested, and any unexercised stock options will be paid out as cash in the amount equal to the difference between the consideration paid to Rowl on a per share basis less the exercise price of the stock option, the value of which is multiplied to the number of options held by Mr. Tannous.

In the event of Mr. Tannous’ termination without cause by Rowl, Mr. Tannous will be paid the lesser of (i) the remainder of his annual salary during the Term or (ii) one (1) year’s salary, and all stock options held by Mr. Tannous under the Plan will immediately vest in full and remain outstanding and exercisable until ten (10) years from the grant date.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – COMMITMENTS (continued)

The following table summarizes the Company’s minimum obligations in the event of an early termination under employment agreements as of June 30, 2014:

Twelve Months Ending June 30	Amount
2015	$500,000
2016	252,000
Total	$752,000

Lease Commitment

The Company leases its office facility in Santa Monica, California pursuant to a lease agreement expiring May 2015.  Under the terms of the lease agreement the Company is also required to pay additional amount for operating expenses. The Company's future minimum commitment under lease agreement as of June 30, 2014 was $45,500 for the twelve months ending June 30, 2015.

NOTE 9 – VENDOR SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts different than the liability recorded in the accounts payable. The Company's officers also forgave their deferred compensation during 2011. As a result of these transactions, the Company recorded gain (loss) on settlement and forgiveness of debt of $4,547 for the three and six months ended June 30, 2014. The Company recorded gain (loss) on settlement and forgiveness of debt of $22,341 and ($45,903) for the three and six months ended June 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company executed the following common stock transactions:

●	The issuance of an aggregate 100,000 shares to investors in a private placement. Total consideration from issuance of common stock amounted to $25,000. These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements as of, and for the quarterly periods ended, June 30, 2014 and 2013 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to Rowl, Inc.

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

Following the transfer of our assets into Awesome Living, Inc., we made a decision to change the focus of our business from personal health and wellness products to developing a location-based social networking and mobile advertising platform.  On July 23, 2014 and June 20, 2011, we changed our name from Awesome Living, Inc. to Rowl, Inc and OverNear, Inc., respectively, to better reflect our new business, and operate with a focus on developing a location-based social networking and mobile advertising platform.  To date, we have generated no revenues from our planned social networking and mobile advertising service.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

The following accounting policies, which are also described in Note 1 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of June 30, 2014 and December 31, 2013, the Company had capitalized software development costs of $710,200 for the development of a location-based social networking mobile application.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Generally, all options granted expire ten years from the date of grant. Stock based compensation expense in the amount of $168,325 and $240,556 was incurred for the three and six months ended June 30, 2014, and $74,025 and $148,050 for the corresponding period in 2013.

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

New Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of June 30, 2014 and eliminated since inception information from our financial statement.

Results of Continuing Operations

Following are the results of the Company's operations for the three and six months ended June 30, 2014 and 2013.

Comparison of Three Months Ended June 30, 2014 and 2013

Selling, General and Administrative (SGA) expenses - During the second quarter of 2014, our total SGA expenses were $825,511, while total SGA expenses during the second quarter of 2013 were $598,250, representing an increase of approximately 38%.  The increase in SGA costs is primarily attributable to approximately $234,000 in increased salaries and wages, recruitment, and equity compensation expenses. These expenses increased due to addition of new employees due to increased activities in the launch of our application.

Research and development - During the second quarter of 2014, our research and development expenses were $169,756 due to research and development activities related to software development.  There were no research and development activities during corresponding period in 2013.

Net Loss - We had a net loss of $575,883 during the second quarter of 2013 compared to a net loss of $990,731 during the second quarter of 2014 due to the various research and development and selling, general and administrative expenses increase as described above.

Comparison of Six Months Ended June 30, 2014 and 2013

Selling, General and Administrative (SGA) expenses - During the first six months of 2014, our total SGA expenses were $1,530,009 while total SGA expenses during the first six months of 2013 were $989,674, representing an increase of approximately 55%.  The increase in SGA costs is primarily attributable to approximately $534,000 in increased salaries and wages, recruitment, equity compensation, consulting, travel, and marketing expenses. These expenses increased due to addition of new employees and increased activities in the launch of our application.

Research and development - During the first six months of 2014, our research and development expenses were $299,286 due to research and development activities related to software development.  There were no research and development activities during corresponding period in 2013.

Net Loss - We had a net loss of $1,825,138 during the first six months of 2014 compared to a net loss of $1,036,813 during the first six months of 2013 due to the various research and development and selling, general and administrative expenses increase as described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,555,555 for the six months ended June 30, 2014 while net cash used in operating activities was $788,399 for the six months ended June 30, 2013. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants and new employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $13,155 for the six months ended June 30, 2014 while net cash used in investing activities was $181,409 for the six months ended June 30, 2013. The decrease in cash used in investing activities is primarily due to costs capitalized for software development in 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,221,000 for the six months ended June 30, 2014 compared to $967,500 provided during the six months ended June 30, 2013. This increase was due to increase in proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of June 30, 2014, we had positive working capital of $1,947,250.  Subsequent to June 30, 2014, we raised an additional $25,000 from the continued sale of our equity securities in private placements.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next year.

As of June 30, 2014, we had cash of $1,824,822 and received $150,000 from our subscription receivable in July 2014.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

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

The following table summarizes our total and by period contractual obligations as of June 30, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 Years

Legal Settlement	$31,250	$31,250	$-
Employment Agreements	$752,000	$500,000	$252,000
Office Lease	$45,500	$45,500	$-

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended June 30, 2014 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2014, we raised $1,945,000 (including a subscription receivable of $150,000) via the issuance 7,480,000 shares of common stock with warrants to purchase an equal amount of shares of common stock to accredited investors in a private placement memorandum.  The warrants have an exercise price of $0.50 per share and expire five years from the date of issue.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

On June 23, 2014, the Company entered into a professional service agreement with a law firm pursuant to which it granted a warrant to purchase 1,450,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant over 2 years as follows (a) 362,500 shares after six months (b) remaining at the rate of 60,417 shares monthly, thereafter. The warrant has a term of 5 years. The fair value of the warrant using Black-Scholes-Merton model was determined to be $137,460.

These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2014.

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

ROWL, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer
(Principal Financial & Accounting Officer)

