Form 10-Q
period 2014-09-30
Rowl, Inc.
filed 2014-11-14
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54119

Rowl, Inc.

(Exact name of registrant as specified in it charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Santa Monica Boulevard, Suite 601

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

79,573,735 shares of the issuer’s common stock are issued and outstanding as of November 14, 2014.

FORM 10-Q

Rowl, Inc.

(Formerly, OverNear, Inc)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,171,112	$172,532
Other current assets	225,448	206,177
Total Current Assets	1,396,560	378,709

Furniture and equipment, net	82,373	22,564

Software development in progress, net	701,745	710,200

Other assets	558,092	109,152

Total Assets	$2,738,770	$1,220,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$226,217	$173,963
Accrued expenses and othe current liabilities	122,445	106,585
Legal settlement payable	12,500	68,750
Total Current Liabilities	361,162	349,298

Commitments

Stockholders' Equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 79,573,735 and 64,980,257 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	79,574	64,980
Preferred stock, $0.001 par value; 50,000,000 shares authorized:
3,210,000 Series A convertible preferred shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,210	3,210
2,000,000 Series B preferred shares issued and outstanding September 30, 2014	2,000	-
Paid-in capital	11,587,992	7,227,834
Accumulated deficit	(9,295,168)	(6,424,697)
Total Stockholders' Equity	2,377,608	871,327

Total Liabilities and Stockholders’ Equity	$2,738,770	$1,220,625

The accompanying notes are an integral part of these condensed financial statements

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales	$-	-	-	-

Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Selling, General and Administrative Expenses	874,407	571,456	2,409,049	1,561,130
Research and Development	163,710	135,615	462,996	135,615

Operating Loss	(1,038,117)	(707,071)	(2,872,045)	(1,696,745)

Other Income (Expense):
Gain on Settlement and Write-off of Accounts Payable	-	50,594	4,547	4,691
Interest Expense	(2,583)	(251)	(2,973)	(687)
Other Income (Expense), Net	(2,583)	50,343	1,574	4,004

Loss before Income Taxes	(1,040,700)	(656,728)	(2,870,471)	(1,692,741)

Provision for Income Taxes	-	-	-	(800)

Net Loss	$(1,040,700)	$(656,728)	$(2,870,471)	$(1,693,541)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares used in computing earnings per share:	79,412,680	60,729,409	75,116,488	57,545,715

The accompanying notes are an integral part of these condensed financial statements.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) For the Period ended September 30, 2014 and December 31, 2013

	Preferred Stock		Common Stock		Paid-in	Stock Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2012	3,210,000	$3,210	53,733,208	$53,733	$4,166,548	$(152,500)	$(3,905,434)	$165,557
Private placement of common stock		-	7,776,500	7,777	1,614,031	-	-	1,621,808
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	322,317	-	-	322,317
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	1,933,886	1,934	405,209	-	-	407,143
Fair value of warrants issued in connection with consulting services	-	-	-	-	68,142	-	-	68,142
Fair value of warrants issued in connection with software development	-	-	-	-	36,379	-	-	36,379
Issuance of common stock in connection with software development	-	-	638,463	638	133,270	-	-	133,908
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	898,200	898	185,838	-	-	186,736
Stock based compensation	-	-	-	-	296,100	-	-	296,100
Net loss for the period ended December 31, 2013	-	-	-	-	-	-	(2,519,263)	(2,519,263)
Balance at December 31, 2013	3,210,000	3,210	64,980,257	64,980	7,227,834	-	(6,424,697)	871,327
Private placement of common stock	-	-	13,346,500	13,347	2,860,920	-	-	2,874,267
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	546,733	-	-	546,733
Issuance of Series B preferred stock	2,000,000	2,000	-	-	-	-	-	2,000
Issuance of common stock for consulting services	-	-	1,010,012	1,010	210,107	-	-	211,117
Fair value of warrants issued in connection with consulting services	-	-	-	-	402,940	-	-	402,940
Issuance of common stock in connection with software development	-	-	226,966	227	47,217	-	-	47,444
Fair value of warrants issued in connection with software development	-	-	-	-	30,744	-	-	30,744
Issuance of common stock in connection with promotional contracts	-	-	10,000	10	2,080	-	-	2,090
Stock based compensation	-	-	-	-	338,156	-	-	338,156
Cost related to S-1 filing	-	-	-	-	(78,739)	-	-	(78,739)
Net loss for the period ended September 30, 2014	-	-	-	-	-	-	(2,870,471)	(2,870,471)
Balance at September 30, 2014	5,210,000	$5,210	79,573,735	$79,574	$11,587,992	$-	$(9,295,168)	$2,377,608

The accompanying notes are an integral part of these condensed financial statements

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
	2014	2013
Cash Flow from Operating Activities:
Net loss	$(2,870,471)	$(1,693,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,550	6,242
Gain on settlement of accounts payable	-	(4,691)
Issuance of stock warrants for consulting services	-	17,680
Issuance of common stock for consulting services	211,117	181,451
Issuance of stock warrants for software development services	30,744	13,220
Issuance of common stock for software development services	47,444	19,500
Stock based compensation	338,156	222,075
Issuance of preferred stock for additional officer compensation	2,000	-
(Increase) Decrease in operating assets:
Prepaid expenses	-	(28,737)
Other current assets	(133,310)	(26,316)
Increase (Decrease) in operating liabilities:
Legal settlement payable	(56,250)	(62,500)
Accrued expenses	15,860	39,714
Accounts payable	52,254	3,188
Net Cash Used in Operating Activities	(2,347,906)	(1,312,715)

Cash Flow from Investing Activities:
Patent, trademark and domain costs	(8,610)	(31,078)
Purchase of equipment	(65,904)	(10,766)
Software development in progress	-	(148,498)
Net Cash Used in Investing Activities	(74,514)	(190,342)

Cash Flow from Financing Activities:
Proceeds from private placement of common stock, net of subscription receivable	3,421,000	1,248,125
Proceeds from subscriptions receivable Series A convertible preferred stock	-	152,500
Net Cash Provided by Financing Activities	3,421,000	1,400,625

Net Increase (Decrease) in Cash	998,580	(102,432)

Cash Balance at Beginning of Period	172,532	150,159
Cash Balance at End of Period	$1,171,112	$47,727

Supplemental Disclosures:
Interest Paid	$2,973	$687
Taxes Paid	$-	$800

The accompanying notes are an integral part of these condensed financial statements

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

This summary of significant accounting policies is presented to assists the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rowl, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On July 31, 2014 and June 20, 2011, the name of the corporation was changed to Rowl, Inc. and OverNear,Inc., respectively. The Company’s headquarters are located in Santa Monica, California.  The Company is developing a location-based social networking and mobile advertising platform, which was released for use by the general public in September 2014.  The condensed financial statements of Rowl, Inc. (which may be referred to as "Rowl," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America.

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

The condensed financial statements of the Company included herein are unaudited for the periods ended September 30, 2014 and September 30, 2013 have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the case of the condensed balance sheet as of December 31, 2013, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013. The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of the Company's critical accounting policies are disclosed below. The Company's critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations and in more detail in the Company's 2013 Annual Report on Form 10-K.

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customer. Capitalized software costs shall be amortized on a product-by-product basis. The annual amortization shall be the greater of the amounts computed using the following: (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. As of September 30, 2014 and December 31, 2013, the Company had capitalized software development costs of $710,200 for the development of a location-based social networking mobile application.  During the three and nine months ended September 30, 2014, the Company incurred research and development costs of $163,710 and $462,996; and $135,615 for the corresponding period in 2013.

Amortization of capitalized software development costs began on September 4, 2014, when the product was released to customers. Amortization is computed using a straight-line method over the estimated useful life of 7 years. Amortization of for three and nine months ended September 30, 2014 was $8,455.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. Options granted expire from five through ten years from the date of grant. Stock based compensation expense in the amount of $97,600 and $338,156 was incurred for the three and nine months ended September 30, 2014, and $74,025 and $222,075 for the corresponding period in 2013.

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

In accordance with the guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has accounted for certain issuances as other assets in the accompanying condensed balance sheets.

New Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of September 30, 2014 and eliminated since inception information from our financial statement.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,
	2014	December 31,
	(Unaudited)	2013

Accrued Professional Fees	$7,000	$33,875
Accrued Salaries and Related Expenses	54,892	25,710
Sublease security deposit	13,553	-
Liquidated Damages	47,000	47,000
Total Accrued Liabilities	$122,445	$106,585

NOTE 4 – LEGAL SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014. At September 30, 2014 and December 31, 2013, the settlement payable which was due currently amounted to $12,500 and $68,750, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2014, the Company executed the following common stock transactions:

•	the issuance of an aggregate 13,346,500 common shares to accredited investors in private placements. Total consideration from the issuance of common stock amounted to $3,421,000 for the period ended September 30, 2014. The common stock issued included warrants with a fair value of $546,733.

•	the issuance of an aggregate 1,010,012 shares of the Company’s common stock with a fair value of $211,117 for consulting services.

•	the issuance of 226,966 shares of common stock with a fair value of $47,444 for software development services.

•	the issuance of 10,000 shares of common stock with a fair value of $2,090 for promotional contract.

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

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series and the first series consisted of 18,000,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the nine months ended September 30, 2014 and 2013. In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock. Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock.  Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock.  Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date.  The Company did not meet the required Filing Date and the required effectiveness date passed.  Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement was declared effective by the SEC on February 14, 2014.  At September 30, 2014 and December 31, 2013, the Company had accrued $47,000 of estimated liquidated damages that it owes to the holders of the outstanding Series A Preferred stock.

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

Warrants

During the nine months ended September 30, 2014, the Company issued warrants to purchase common stock to investors in private placements for the right to purchase 13,284,000 shares of the Company’s common stock at $0.50 per share. The warrants vested immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $546,733, using the Black-Scholes-Merton option pricing model.

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

 On July 22, 2014, the Company entered into a consulting agreement pursuant to which it granted a warrant to purchase 2,664,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant vests immediately and has a term of 10 years. The fair value of the warrant using Black-Scholes-Merton model was determined to be $402,940, which were recorded as other assets in the accompanying condensed balance sheet at September 30, 2014.

On August 22, 2014, the Company entered into a marketing agreement pursuant to which it granted a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant vests over 2 years, beginning in October 2014, as follows: (a) 250,000 shares after six months (b) remaining at the rate of 181,250 shares at the end of every three months, thereafter. The warrant has a term of 10 years. The fair value of the warrant using Black-Scholes-Merton model was determined to be $161,336.

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

The assumptions used in the Black-Scholes-Merton option pricing model are as follows:

Risk-free interest rate	0.49%-1.34%
Expected dividend yield	0%
Expected lives	2.5-4 years
Expected volatility	70%-100%

Warrants to purchase an aggregate of 45,939,500 shares of the Company’s common stock with exercise prices ranging from $0.01 to $0.75 were outstanding as of September 30, 2014.  A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2014 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2014	28,866,500	$0.39
Granted	17,073,000	0.44
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at September 30, 2014	45,939,500	$0.41

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

During the nine months ended September 30, 2014, the Company granted options to purchase an aggregate of 5,850,000 shares of the Company’s common stock to certain employees. 3,000,000 of the stock options were granted with an exercise price of $0.10, 2,750,000 were granted with an exercise price of $0.25 and 100,000 were granted with an exercise price of $0.40; and have contractual terms of five years. At September 29, 2014, the employee that was granted with 2,500,000 options was terminated, as such these options were cancelled. Vesting of the options is through December 2016 through September 2017. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan) and in the event of certain modifications to the option award agreement. The weighted average exercise price of the options granted was $0.168. The weighted average remaining contractual life was 5.22 and 5.39 for the options outstanding and exercisable, respectively.

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

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing options granted to employees:

Weighted-average fair value of options granted	$0.171
Expected terms	3-10 years
Expected volatility	70 - 100%
Risk-free interest rate	1.06 - 1.12%
Dividend yield	-

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The table below illustrates the fair value per share determined by the Black-Scholes-Merton option pricing model with the following assumptions used for valuing warrants granted to consultants:

Weighted-average fair value of options granted	$0.091
Expected terms	5 - 6 years
Expected volatility	70 - 100%
Risk-free interest rate	1.06 - 1.89%
Dividend yield	-

Options to purchase 20,450,000 shares of common stock at a weighted average exercise price of $0.067 per share were outstanding at September 30, 2014, of that amount, 15,350,000 are exercisable at an average price of $0.038 per share.

As of September 30, 2014, there was $476,945 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 3.75 years.

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended September 30, 2014 and the exercise price, multiplied by the number of in-the-money options) is approximately $2,629,400. This amount changes based on the estimated fair value of the Company’s common stock.

Public Offering

On February 14, 2014, the SEC issued a notice of effectiveness of the Registration Statement filed by the Company to sell 10,000,000 shares of common stock at a public offering price of $0.50 per share. Accordingly, during the period ended September 30, 2014, the Company offset capitalized costs of $78,739 related to the fund raising efforts to paid-in capital.

NOTE 6 – LOSS PER SHARE

There were no dilutive securities for the three and nine months ended September 30, 2014 and 2013.  A total of 66,389,500 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2014, and 43,182,500 warrants and stock options were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2013, because they were anti-dilutive.

NOTE 7 – NON-CASH TRANSACTIONS

Non cash activities during the nine months ended September 30, 2014 are as follows:

•	The Company issued 10,000 shares of its common stock valued at $2,090 in connection with promotional contract. (see Note 5).

•	The Company issued 2,664,000 warrants $402,940 in connection with prepaid consulting services. (see Note 5).

•	The Company offset capitalized registration statement costs to paid-in capital (see Note 5).

Non cash activities during nine months ended September 30, 2013 are as follows:

•	The Company issued 898,200 shares of its common stock valued at $186,736 in payment of the settlement of accounts payable and retainer fee.

•	The Company issued warrants valued at $3,138 in connection with software development.

•	The Company issued 850,000 shares of its common stock valued at $178,234 for consulting services to be performed from June 2013 to August 2015.

•	The Company issued warrants valued at $23,400 in connection with consulting services to be performed from August 2013 to August 2015..

•	The Company issued 282,583 shares of its common stock valued at $59,475 in connection with software development.

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

ROWL, INC.

(FORMERLY OVERNEAR, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – COMMITMENTS (continued)

The following table summarizes the Company’s minimum obligations in the event of an early termination under employment agreements as of September 30, 2014:

Twelve months Ending September 30	Amount
2015	$500,000
2016	199,000
Total	$699,000

Lease Commitment

Following is a summary of operating leases at September 30, 2014:

Description of Property	Minimum Annual Rental	Expiration Date	Renewal option
Operations and admin facility #1	$4,518	May 2015	None
Operations and admin facility #2	10,346	November 2017	None
Total	$14,864

Under the terms of the lease agreement the Company is also required to pay additional amount for operating expenses.

Beginning August 1, 2014, the Company subleased its operations and admin facility #1 for $4,518 per month through May 2015. The Company received a deposit in connection with this sublease agreement for $13,553, which in included in accrued expenses and other current liabilities (see Note 3).

The following table summarizes the Company’s future minimum lease payments for leases with initial terms in excess of one year, and for each of the next five years and in the aggregate, are:

Twelve months Ending September 30	Amount
2015	$160,597
2016	128,190
2017	132,036
Thereafter	22,610
Total	$443,433

NOTE 9 – VENDOR SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts different than the liability recorded in the accounts payable. The Company's officers also forgave their deferred compensation during 2011. As a result of these transactions, the Company recorded gain (loss) on settlement and forgiveness of debt of $0 and $4,547 for the three and nine months ended September 30, 2014. The Company recorded gain (loss) on settlement and forgiveness of debt of $50,594 and $4,691 for the three and nine months ended September 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2014, the date which the financial statements were available to be issued. There were no additional subsequent events noted that would require adjustment to or disclosure in this financial statement

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements as of, and for the quarterly periods ended, September 30, 2014 and 2013 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to Rowl, Inc.

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

The following accounting policies, which are also described in Note 1 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customer. Capitalized software costs shall be amortized on a product-by-product basis. The annual amortization shall be the greater of the amounts computed using the following: (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; and (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. As of September 30, 2014 and December 31, 2013, the Company had capitalized software development costs of $710,200 for the development of a location-based social networking mobile application. During the three and nine months ended September 30, 2014, the Company incurred research and development costs of $163,710 and $462,996; and $135,615 for the corresponding period in 2013.

Amortization of capitalized software development costs began on September 4, 2014, when the product was released to customers. Amortization is computed using a straight-line method over the estimated useful life of 7 years. Amortization of for three and nine months ended September 30, 2014 was $8,455.

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

Stock Based Compensation - The Company applies FASB ASC 718, “Stock Compensation,” when recording stock based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Generally, all options granted expire ten years from the date of grant. Stock based compensation expense in the amount of $97,600 and $338,156 was incurred for the three and nine months ended September 30, 2014, and $74,025 and $222,075 for the corresponding period in 2013

The Company accounts for stock issued to non-employees in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees”. FASB ASC 505-50 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

In accordance with the guidance, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has accounted for certain issuances as other assets in the accompanying condensed balance sheets.

New Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of September 30, 2014 and eliminated since inception information from our financial statement.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Results of Continuing Operations

Following are the results of the Company's operations for the three and nine months ended September 30, 2014 and 2013.

Comparison of Three Months Ended September 30, 2014 and 2013

Selling, General and Administrative (SGA) expenses - During the third quarter of 2014, our total SGA expenses were $874,407, while total SGA expenses during the third quarter of 2013 were $571,456, representing an increase of approximately 53%.  The increase in SGA costs is primarily attributable to increased salaries and wages, recruitment, and equity compensation expenses. These expenses increased due to addition of new employees due to increased activities in the launch of our mobile application.

Research and development - During the third quarter of 2014, our research and development expenses were $163,710, while total research and development during third quarter of 2014 were $135,615, representing an increase of approximately 21%. The increase in research and development expenses is primarily attributable to additional professionals contracted for continuous development of the product.

Net Loss - We had a net loss of $1,040,700 during the third quarter of 2014 compared to a net loss of $656,728 during the third quarter of 2013 due to the various research and development and selling, general and administrative expenses increase as described above.

Comparison of Nine Months Ended September 30, 2014 and 2013

Selling, General and Administrative (SGA) expenses - During the first nine months of 2014, our total SGA expenses were $2,409,049 while total SGA expenses during the first nine months of 2013 were $1,561,130, representing an increase of approximately 54%.  The increase in SGA costs is primarily attributable to increased salaries and wages, recruitment, equity compensation, consulting, travel, and marketing expenses. These expenses increased due to addition of new employees and increased activities in the launch of our application.

Research and development - During the first nine months of 2014, our research and development expenses were $462,996 while total research and development expenses during the first nine months of 2013 were $135,615, representing an increase of approximately 241%. The increase in research and development expenses is primarily attributable to additional professionals contracted for continuous development of the product.  There were no research and development activities during corresponding the first six months of 2013.

Net Loss - We had a net loss of $2,870,471 during the first nine months of 2014 compared to a net loss of $1,693,541 during the first nine months of 2013 due to the various research and development and selling, general and administrative expenses increase as described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $2,347,906 for the nine months ended September 30, 2014 while net cash used in operating activities was $1,312,715 for the nine months ended September 30, 2013. The increase in cash used in operating activities is due primarily to fees related to services provided by consultants and new employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $74,514 for the nine months ended September 30, 2014 while net cash used in investing activities was $190,342 for the nine months ended September 30, 2013. The decrease in cash used in investing activities is primarily due to costs capitalized for software development in 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,421,000 for the nine months ended September 30, 2014 compared to $1,400,625 provided during the nine months ended September 30, 2013. This increase was due to increase in proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of September 30, 2014, we had positive working capital of $1,438,338.   There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next year.

As of September 30, 2014, we had cash of $1,171,112.  We have obtained additional capital through an equity financing and intend to continue raising capital through debt or equity financings.

When possible, we will engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash.  Expenses incurred that cannot be paid in stock, such as audit and accounting fees, will be paid in cash. There are no assurances that we will be able to meet our capital requirements through year-end or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to successfully develop and market our location-based social networking and mobile advertising service.

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

  Our management is actively seeking financing to continue improving our technology and platform and marketing the corresponding location-based mobile application in order to attract users.  Our ability to continue as a going concern is dependent on our ability to arrange for the financing to meet these goals and on the success of our future operations.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report from our independent registered public accounting firm relating to the year ended December 31, 2013 states that there is substantial doubt about our ability to continue as a going concern.

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

The following table summarizes our total and by period contractual obligations as of September 30, 2014:

		Less than
Contractual Obligations	Total	1 year	1-3 Years

Legal Settlement	$12,500	$12,500	-
Employment Agreements	$699,000	$500,000	$199,000
Office Lease	$443,433	$160,597	$282,836

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended September 30, 2014 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2014, we raised $50,000 via the issuance 162,500 shares of common stock with warrants to purchase 100,000 shares of common stock to accredited investors in a private placement memorandum.  The warrants have an exercise price of $0.50 per share and expire five years from the date of issue.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act. The certificates to be issued for these unregistered securities will contain a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in this transaction. These transactions did not involve a public offering. The recipients were knowledgeable about our operations and financial condition. The recipients had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

On July 22, 2014, the Company entered into an advisory service agreement pursuant to which it granted a warrant to purchase 2,664,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant vests immediately and has a term of 10 years. The fair value of the warrant using Black-Scholes-Merton model was determined to be $402,940.

On August 1, 2014, the Company issued 10,000 shares of its common stock valued at $2,090 in connection with promotional contract.

On August 22, 2014, the Company entered into a marketing agreement pursuant to which it granted a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant over 2 years as follows: (a) 250,000 shares after six months (b) remaining at the rate of 181,250 shares at the end of every three months, thereafter. The warrant has a term of 10 years. The fair value of the warrant using Black-Scholes-Merton model was determined to be $161,336.

These issuances were exempt from registration requirements in reliance on Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2014.

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

ROWL, INC.
(Registrant)

Date: November 14, 2014	By:	/s/ Fred E. Tannous
Fred E. Tannous
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial & Accounting Officer)

