Form 10-K
period 2014-12-31
Rowl, Inc.
filed 2015-04-15
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-188565

Rowl, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3101494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd, Suite 900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

At June 30, 2014, the last business day of the registrant’s most recently completed second quarter, there was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as a public market for the registrant’s common stock did not exist at that time, and the common stock is not currently listed, traded, or quoted on any national or regional stock exchange, market, or quotation system.

As of April 15, 2015, there were 80,521,713 shares of common stock outstanding.

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

When used in this annual report, the terms the “Company,” “Rowl,” “we,” “us,” “our,” and similar terms refer to Rowl, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

General

We have developed and launched a location-based social networking and mobile advertising platform.  We are currently in the process of re-evaluating our product, market and strategy in an effort to identify opportunities that can best leverage our technology and provide maximum benefit to the Company. We were formed as Awesome Living, Inc. in Nevada in July 2010 as a wholly owned subsidiary of uKarma Corporation, a Nevada corporation (“uKarma”).  uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion).  On August 9, 2010, the assets of uKarma’s operating health and wellness business, including its Xflowsion DVD series, and its liabilities were transferred into Awesome Living, Inc., pursuant to a Contribution Agreement.  Therefore, our historical financial results are those of uKarma’s health and wellness business.  uKarma subsequently changed its name to Innolog Holdings Corporation (“Innolog”), and issued 10,700,000 shares of Awesome Living, Inc. common stock to our management.  This, along with other subsequent issuances of our common stock, reduced Innolog’s percentage ownership of our common stock to 13.2% as of March 31, 2015.

The Contribution Agreement anticipated a pro-rata spin-off of the Awesome Living, Inc. common stock owned by uKarma to uKarma’s shareholders of record as of August 12, 2010.  The spin-off was effected on February 14, 2014, the day the Spin-off was declared effective by the SEC.

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

Business Overview

General

In September 2014, Rowl introduced its mobile app for Apple iOS devices (i.e., iPhones and iPads) that leverages location-based services to help users, manage their entertainment and social life, much like a "digital concierge." Millions of people in our targeted demographic (ages 18 to 34) have a desire to seek live entertainment, particularly concerts and sporting events, and enjoy attending and sharing these events with their friends.  They want to know when their favorite artists, sports teams, etc., will be near them.  Using Rowl's proprietary algorithms, we build a custom tailored profile for each user based on their personal interests and social behavior to uncover events in which they are most interested.  Then, through Rowl's proprietary technology, which exploits the smartphone's GPS system, we send push notifications to alert the user of nearby relevant events so they can take action, even purchase their tickets through the Rowl app.

Today, musical artists, performers and influencers connect to fans through more social channels than ever before. Yet, many fans don’t see their posts often resulting in very low reach, poor conversions and significant percentage of unsold tickets. A fan either has to be online at the time of posting and spend precious time scrolling through their feeds or, Facebook algorithms often filter out content.  Thus, both the influencer's experience (i.e., lower revenue, lower fan engagement) and the experience of their fans (i.e., lost opportunity to see and engage with their favorite artist when nearby) are often unfulfilled. The market needs a better way to target and reach audiences with meaningful engagement.

Rowl addresses the problem by delivering a highly targeted marketing platform that provides musical artists with a powerful tool to reach their fans – which not only has the potential to increase tickets sales, but also helps achieve greater engagement with their fan base. Users also benefit as it not only offers them a personalized experience around event discovery, but also enables closer interaction with their favorite artists, grants them exclusive access to special offers and promotions and facilitates direct ticketing information through partnerships with Ticketmaster, Wantickets, AEG, Ticketfly and others.

By utilizing learning algorithms, Rowl identifies, filters and ranks events in the user’s local area based on a number of parameters, including personal tastes and learned preferences. Then, we exploit the smartphone’s GPS location services to provide automated, real-time push notifications of recommended events. For artists, Rowl provides a powerful marketing tool that learns and incorporates user preferences, social habits and relative proximity to optimize reach and establish meaningful engagement with their audiences leading to greater ticket sales. For users, Rowl offers an intelligent, event discovery solution that cuts through the clutter of “social media noise” and automatically uncovers and presents highly personalized actionable content when and where it makes the most sense – so, users get what they want, when they want it without having to dig for it.

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

Intellectual Property

Our ability to protect our intellectual property, including the further development of the software application, will be an important factor in the success of our business.   We plan to obtain a U.S. trademark registration for Rowl and also review whether pursuing trademark protection in other countries is appropriate.  In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business, or will conduct business in the future.

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

Mobile Advertising

Rowl expects to be a location-based mobile advertising platform that will help brands and retailers reach Rowl users with mobile advertisements, such as promotional offers, discount coupons, and vouchers direct to their smartphones.

Rowl intends to deploy push notification campaigns to users based on where they are at any given moment, or on any number of other criteria, such as time of day, day of the week, proximity to a retailer’s location, among many other personalized preferences.  The key features of the application are planned to include:

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

As smartphones, tablets, and other mobile connected devices become increasingly more powerful and affordable, and mobile Internet access becomes more widespread and faster, users are consuming more content on their mobile devices.  Apps in particular are becoming a popular way for consumers to engage with and consume personalized digital content on their mobile connected devices.   With growth in this mobile app-based economy, mobile advertising creates new opportunities for advertisers to reach and engage audiences of potential consumers.  Mobile devices are inherently personal in nature, facilitate anytime-anywhere access to their users, allow for engaging app-enabled experiences, and offer location-targeting capabilities.  We believe that the combination of these features creates a powerful opportunity for delivering highly targeted, interactive advertising through mobile connected devices. However, a number of factors, including device and operating system diversity, as well as technological challenges, make it difficult and complex to deliver mobile advertising effectively.

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

Rowl Mobile App

Push Notifications.  Rowl plans to leverage the native high-accuracy network-based hybrid location engine in the Apple iOS and the Android operating systems that allows location to be extracted from the handset on a periodic and continuous basis.  Rowl expects to deploy push notification campaigns to users based on where they are at any given moment, or if they meet any number of other criteria.  As planned, the consumer will “opt in” by downloading the Rowl mobile application to his or her phone and agreeing to receive notifications, but beyond that the consumers’ privacy is protected because the alerts do not require the disclosure of either a phone number or an email address.  Push notifications appear as an alert in the message tray of the customer’s phone screen and can be acted on via messaging even if the Rowl app is not in use.  Unlike other popular apps, there is no check-in required to activate either the user’s location or his or her interest in retrieving an offer or discount.  Push notifications are used in our currently available mobile app.

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

Location-Based Marketing.  Compared to the “daily deal” providers, Rowl is expected to be more effective in reaching potential customers by pushing location-based offers that are triggered by the User’s precise location rather than by the city specified by the user as his or her next closest deal-base.  We believe that brands will be able to target consumers with offers based on their own marketing rules and campaign timing without having to share the revenue and customer information with a second party.  Real-time reporting and analytics should enable the brand or retailer to use adaptive business rules to reach highly targeted consumers.  Rather than a mobile megaphone, Rowl will provide a targeted, brand-specific marketing tool.  Assuming the user is aware that he or she will be activating such access to his or her mobile “inbox,” it will provide a kind of “tell me when…” system for consumers who are either cost-conscious or brand-loyal and who want to be alerted to special offers.  For example, users might be alerted only at certain times of the day based on whether or not they have responded to an earlier campaign or even based on their proximity to retail locations, restaurants, and events.  In that context, the easier and more flexible the marketer’s dashboard, the better the chances of success and the less this will look to the user like mobile spam.

Rowl is expected to provide a replacement for daily deal emails that clutter Users’ inboxes and never get read.  Because this targeting works through an app’s connection with the Internet, rather than via SMS or MMS, the platform can deliver rich media without the per-message costs, character or size limitations, and extensive approval process associated with SMS, MMS, and email-based marketing.  And there are no carrier-related GPS costs because smart notification technology uses the phone’s internal locator beacon to persistently know consumer location.

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

Social Media Integration.  For merchants with an existing social networking profile page or fan page, our plan is that our technology will allow them to easily publish their offers or email messages and related links to their social networking site news feed and wall directly from within the Rowl application.  When the link is shared, Rowl will automatically post the offer or email message to a message archive center and then track offer redemptions and traffic activity.  The currently available version of our mobile app integrates with Facebook.

Professional Social Networking Integration.  With professional social networking integration, our app will allow merchants to easily publish their offers to their professional social networking news feed directly from within the Rowl application.  When sharing related message content, our applications will automatically post the merchants’ messages to their message archive and track visitor activity or coupon redemptions.

Rowl Web App

Event Creation Wizard.  If and when developed, we expect it to be a comprehensive, easy-to-use interface that enables subscribers to create and edit events.  Through intuitive controls, subscribers can readily change colors, fonts, borders, and backgrounds and insert images and logos to help ensure that their messages or offerings appear polished and professional.  The wizard operates on a “what-you-see-is-what-you-get” basis whereby a subscriber can change content quickly and view the offer or message prior to launching.

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

Employees

As of December 31, 2014 we had twelve employees, all of whom were full-time. Subsequent to year end, due to strategic changes and budgetary constraints, certain of our employees were terminated. Accordingly, as of March 31, 2015, we have three full time employees.

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

The Company released its mobile application on September 4, 2014 which prior to that date was in development. Upon the date of release to customers, the Company had capitalized $710,200 in costs. The software will be amortized over its estimated useful life of 3 years.

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

ITEM 2.  PROPERTIES.

We currently have four office leases. The first is for an office located at 501 Santa Monica Blvd, Santa Monica, CA 90401. On July 22, 2014, we entered into a three (3) year three (3) month lease commencing on August 15, 2014 and concluding in November 2017. The lease required a deposit of $35,000 and fees ranging from $10,345 to $11,305 per month. As of March 2, 2015, the Company has sub-leased this space with monthly fees equal to the lease cost. We have a second office located at 1460 4th St., Santa Monica, California 90401. On April 16, 2013 we entered into a two-year office lease with SM Promenade LLC for this office, the term of which began on May 15, 2013. The monthly fee is $4,386 per month for the first year and $4,517 for the second year. The Company has sub-leased this office to a third-party with monthly fees equal to the lease cost. We leased a third facility located at 405 Via Chico, Palos Verdes Estates, CA 90274 in March 2015. The lease is for one (1) year for $500 per month. On March 13, 2015, the Company entered into a forth lease agreement for office space at 9595 Wilshire Blvd, Suite 900, Beverly Hills, CA 90212. The lease agreement is for one (1) year at $1,817 per month.

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

Holders

As of April 13, 2015, there were approximately 221 shareholders of record who hold an aggregate of 80,521,713 shares of common stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2014, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	15,000,000	(1)	$0.025	—

Equity compensation plans not approved by security holders	51,327,500		$0.38	—

Total	66,327,500		$0.030	—

(1)	Represents outstanding, vested and unvested shares of restricted stock options granted pursuant to our Amended and Restated 2010 Stock Option, Deferred Stock and Restricted Stock Plan.

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

During 2014, the Company issued 5,978,000 stock options to various employees for services to be rendered. These options had exercise prices ranging from $0.10 - $0.40 per share and vest over a range of 2-3 years. These options were granted outside of our 2010 Stock Option Plan.

Recent Sales of Unregistered Securities

Common Stock

During the year ended December 31, 2014, stockholders’ equity consisted of the following transactions:

•	The issuance of 13,584,000 shares of the Company’s common stock along with 13,584,000 warrants exercisable at $0.25 per warrant for consideration of $3,396,000. The warrants fair value was determined to be $546,733.
•	The issuance of 62,500 shares of the Company’s common stock for $25,000 to one accredited investor.
•	The issuance of an aggregate 1,272,005 shares of the Company’s common stock with a value of $314,005 for consulting related services.
•	The issuance of an aggregate 226,966 shares of the Company’s common stock with a value of $47,444 for software development related services.
•	The issuance of 3,789,000 warrants for services, which will be valued as vesting takes place.
•	The issuance of 5,978,000 options to employees, with a total valuation of approximately $781,000.

Preferred Stock

The Company issued 2,000,000 shares of Series B preferred to our two sole officers and directors, Fred E. Tannous and Bill Glaser, with an assessed fair value of $2,000. Each Series B preferred stock share is entitled to the equivalent of 100 votes of common stock.

The sales of securities identified above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated there under. The investors represented to us that they were accredited investors and were acquiring the shares for investment purposes and not for distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of the foregoing securities were made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements for the years ended December 31, 2014 and 2013 and the related notes included therein.

Overview and Recent Developments

We are an emerging company located in Los Angeles, California. Following our transition to a new line of business resulting from the transactions described below, we are currently developing and marketing a location-based social networking and mobile advertising platform that helps connect people to people and businesses to consumers. We were formed in July 2010 as a wholly-owned subsidiary of uKarma. uKarma developed and marketed proprietary branded personal health and wellness products, including a proprietary branded fitness DVD series (Xflowsion). On June 20, 2011, we changed our name to OverNear, Inc. and added the mobile platform portion of our business. On July 23, 2014, we changed our name from OverNear, Inc. to Rowl, Inc, to better reflect our new business, and operate with a focus on developing a location-based social networking and mobile advertising platform.

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

The following accounting policies, which are also described in Note 2 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. There was no revenue during each of the years ended December 31, 2014 and 2013.

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2014 and 2013, the Company had capitalized software development costs of $710,200, respectively, for the development of a location-based social networking mobile application. Amortization of capitalized software development costs began on September 4, 2014, when the product was released to customers. Amortization is computed using a straight-line method over the estimated useful life of 3 years.

During the years ended December 31, 2014, and 2013 the Company incurred research and development costs of $491,555 and $337,241, respectively.

Impairment of long-lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the years ended December 31, 2014 and 2013.

Patents and trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Stock Based Compensation: The Company accounts for stock options issued to employees under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

In accordance with the guidance, an asset acquired in exchange for issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has accounted for certain issuances as other assets in the accompanying balance sheets.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

Results of Operations

Comparison of Years ended December 31, 2014 and December 31, 2013

Sales. We had no sales during the years 2014 and 2013.

Gross Profit.  We had no gross profit during each of the years ended December 31, 2014 and 2013, as we had no sales and no related costs.

Selling, General and Administrative (SGA).  During the year ended December 31, 2014, our SGA expenses were $3,953,824, while total SGA expenses during the year ended December 31, 2013 was $2,184,216 representing an increase of approximately $1,769,608 or 81%.  The increase is primarily attributed to employee salaries increasing from approximately $437,000 in 2013 to $1,255,000 in 2014, an increase of approximately $818,000. Other increased costs include: marketing expenses of approximately $338,000, stock-based compensation from options of approximately $279,000, recruiting expenses of approximately $103,000, and amortization of software of approximately $79,000.

Research and development - During the years ended December 31, 2014 and 2013, our research and development expenses were $491,555 and $337,241, respectively.  The increase of $154,314 or 46% is primarily related to increased costs of consultants for both cash consideration and warrants that certain consultants vested in based on the terms of their agreement.

Net Loss.  We had a net loss of $4,337,574 during the year ended December 31, 2014 compared to a net loss of $2,519,263 in 2013.  The net loss was higher primarily due to the increase in SGA costs as described above.

LIQUIDITY

Cash Flows

Comparison of December 31, 2014 and December 31, 2013

Net cash used in operating activities was $3,235,407 for the year ended December 31, 2014 while net cash used in operating activities was $1,883,910 for the year ended December 31, 2013. The increase in cash used in operating activities is primarily related to the increase in net loss for the year, net of an increase in stock-based compensation and warrants issued for services.

Net cash used in investing activities was $106,229 for the year ended December 31, 2014 while net cash used in investing activities was $190,342 for the year ended December 31, 2013.  The decrease in cash used in investing activities is primarily due to software development costs no longer being capitalized in 2014, net of increased spending for furniture and equipment.

Net cash provided by financing activities was $3,421,000 for the year ended December 31, 2014 while net cash provided by financing activities was $2,096,625 for the year ended December 31, 2013.  The increase in cash flow from financing activities is due to proceeds from the issuance of our securities in private placement offerings.

CAPITAL RESOURCES

As of December 31, 2014, we had positive working capital of $258,692.  To satisfy current working capital needs, we raised $3,421,000 through private placements of our securities during 2014.  There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources.  We expect to incur substantial losses over the next two years.

As of December 31, 2014, we had cash of $251,896.  Subsequent to the year-end, we have raised an additional $295,000 through a private placement of common stock and 8% Convertible Promissory Notes.

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

Our management is actively seeking financing to continue the development and betterment of our location-based mobile platform. Our ability to continue as a going concern is dependent on our ability to meet our financing arrangements and the success of our future operations. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report from our independent registered public accounting firm states that there is substantial doubt about our ability to continue as a going concern.

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

See Note 10 to the accompanying financial statements for employment and lease obligations

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2014 and 2013 begin on the following page, starting with page F-1.

Rowl, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Rowl, Inc.

We have audited the accompanying balance sheet of Rowl, Inc., formerly Overnear, Inc., (the “Company”) as of December 31, 2014, and the related statements of operations, changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred net losses and used cash in operating activities for the years ended December 31, 2014 and has an accumulated deficit of approximately $10,762,000 at December 31, 2014. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Hartley Moore Accountancy Corporation

Irvine, California

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rowl, Inc.

We have audited the accompanying balance sheet of Rowl, Inc., formerly OverNear, Inc. (the “Company”) as of December 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit,to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred substantial losses from operations and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

Santa Monica, California

March 31, 2014

ROWL, INC.
(FORMERLY OVERNEAR, INC.)
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash	$251,896	$172,532
Other current assets	260,948	206,177
Total Current Assets	512,844	378,709

Furniture and equipment, net	88,471	22,564

Software development costs, net	631,289	710,200

Intangible assets	93,836	80,636
Other assets	293,293	28,516

Total Assets	$1,619,733	$1,220,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$70,519	$173,963
Accrued expenses	183,633	106,585
Legal settlement payable	-	68,750
Total Current Liabilities	254,152	349,298

Total Liabilities	254,152	349,298

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value; 500,000,000 and 150,000,000 shares authorized; 80,125,728 and 64,980,257 shares issued and outstanding at December 31, 2014 and 2013, respectively	80,126	64,980
Series A preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 issued and outstanding at December 31, 2014 and 2013, respectively	3,210	3,210
Series B preferred stock, $0.001 par value; 50,000,000 shares authorized, 2,000,000 and zero issued and outstanding at December 31, 2014 and 2013, respectively	2,000	-
Paid-in capital	12,042,516	7,227,834
Accumulated deficit	(10,762,271)	(6,424,697)
Total Stockholders' Equity	1,365,581	871,327

Total Liabilities and Stockholders’ Equity	$1,619,733	$1,220,625

The accompanying notes are an integral part of these financial statements.

ROWL, INC. (FORMERLY OVERNEAR, INC.)
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013

Sales	$-	$-

Cost of Sales	-	-
Gross Profit	-	-

Selling, General and Administrative Expenses	3,953,824	2,184,216
Research and Development	491,555	337,241

Operating Loss	(4,445,379)	(2,521,457)

Other Income (Expense):
Gain on Settlement and write-off of Accounts Payable	106,229	4,735
Interest Expense	(2,973)	(1,741)
Other	5,349	-
Other Income (Expense), Net	108,605	2,994

Loss before Income Taxes	(4,336,744)	(2,518,463)

Provision for Income Taxes	800	800

Net Loss	$(4,337,574)	$(2,519,263)

Loss Per Share-Basic and Diluted	$(0.06)	$(0.04)

Weighted average shares used in computing loss per share	76,449,844	58,906,234

The accompanying notes are an integral part of these financial statements.

ROWL, INC.
(FORMERLY OVERNEAR, INC.)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Paid-in	Stock Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2012	3,210,000	$3,210	-	$-	53,733,208	$53,733	$4,166,548	$(152,500)	$(3,905,434)	$165,557
Private placement of common stock	-	-	-	-	7,776,500	7,777	1,614,031	-	-	1,621,808
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	-	-	322,317	-	-	322,317
Proceeds from subscriptions receivable Series A convertible preferred stock	-	-	-	-	-	-	-	152,500	-	152,500
Issuance of common stock for consulting services	-	-	-	-	1,933,886	1,934	405,209	-	-	407,143
Fair value of warrants issued in connection with consulting services	-	-	-	-	-	-	68,142	-	-	68,142
Fair value of warrants issued in connection with software development	-	-	-	-	-	-	36,379	-	-	36,379
Issuance of common stock in connection with software development	-	-	-	-	638,463	638	133,270	-	-	133,908
Issuance of common stock in payment of settlement of accounts payable and retainer fee	-	-	-	-	898,200	898	185,838	-	-	186,736
Stock-based compensation	-	-	-	-	-	-	296,100	-	-	296,100
Net loss	-	-	-	-	-	-	-	-	(2,519,263)	(2,519,263)
Balance at December 31, 2013	3,210,000	$3,210	-	$-	64,980,257	$64,980	$7,227,834	$-	$(6,424,697)	$871,327
Private placement of common stock	-	-	-	-	13,646,500	13,647	2,860,620	-	-	2,874,267
Fair value of warrants issued in connection with private placement of common stock	-	-	-	-	-	-	546,733	-	-	546,733
Issuance of Series B preferred stock	-	-	2,000,000	2,000	-	-		-	-	2,000
Issuance of common stock for consulting services	-	-	-	-	1,262,005	1,262	310,653	-	-	311,915
Fair value of warrants issued in connection with consulting services	-	-	-	-	-	-	402,940	-	-	402,940
Issuance of common stock in connection with software development	-	-	-	-	226,966	227	47,217	-	-	47,444
Fair value of warrants issued in connection with software development	-	-	-	-	-	-	65,548	-	-	65,548
Issuance of common stock in connection with promotional contracts	-	-	-	-	10,000	10	2,080	-	-	2,090
Fair value of warrants issued in connection with promotional contracts	-	-	-	-	-	-	82,675	-	-	82,675
Stock-based compensation	-	-	-	-	-	-	574,955	-	-	574,955
Costs related to S-1 filing	-	-	-	-	-	-	(78,739)	-	-	(78,739)
Net loss	-	-	-	-	-	-	-	-	(4,337,574)	(4,337,574)
Balance at December 31, 2014	3,210,000	$3,210	2,000,000	$2,000	80,125,728	$80,126	$12,042,516	$-	$(10,762,271)	$1,365,581

The accompanying notes are an integral part of these financial statements.

ROWL, INC.
(FORMERLY OVERNEAR, INC.)
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Cash Flow from Operating Activities:
Net loss	$(4,337,574)	$(2,519,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,945	8,440
Amortization of software development costs	78,911	-
Gain on settlement of accounts payable	(106,229)	(4,735)
Issuance/vesting of stock warrants for services	207,545	81,882
Issuance/vesting of common stock for services	456,414	376,780
Stock-based compensation – stock options	574,955	296,100
Issuance of preferred stock for officer compensation	2,000	-
Change in operating assets and liabilities:
Other assets	(118,924)	(92,058)
Accounts payable	2,785	23,281
Accrued expenses	63,515	26,913
Legal settlement payable	(68,750)	(81,250)
Net Cash Used in Operating Activities	(3,235,407)	(1,883,910)

Cash Flow from Investing Activities:
Patent and trademark costs	(11,110)	(31,078)
Purchase of equipment	(75,852)	(10,766)
Software development in progress	-	(148,498)
Deposits	(19,267)	-
Net Cash Used in Investing Activities	(106,229)	(190,342)

Cash Flow from Financing Activities:
Proceeds from private placement of common stock and warrants, net of costs	3,421,000	1,944,125
Proceeds from private placement of Series A convertible preferred stock	-	152,500
Net Cash Provided by Financing Activities	3,421,000	2,096,625

Net Increase in Cash	79,364	22,373

Cash Balance at Beginning of Period	172,532	150,159
Cash Balance at End of Period	$251,896	$172,532
Supplemental Disclosures of cash flow information:
Interest Paid	$2,973	$1,742
Taxes Paid	$-	$2,400

Non-cash investing and financing activities:
Common shares issued for purchase of intangible asset	$2,090	$59,475
Fair value of warrants issued with private placements	$546,733	$322,317
Reclassification of other current assets to paid-in capital	$80,529	$-
Estimated fair value of warrants issued as prepaid expense	$402,940	$19,501
Estimated fair value of common stock issued as prepaid	$65,500	$104,796
Fair value of common stock issued in payment of settlement of accounts payable and retainer fee	$-	$186,736
Fair value of warrants issued for software development	$-	$3,138

The accompanying notes are an integral part of these financial statements

ROWL, INC.
(FORMERLY OVERNEAR, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Rowl, Inc. formerly Overnear, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On July 31, 2014 and June 20, 2011, the name of the corporation was changed to Rowl, Inc. and OverNear, Inc., respectively. The Company’s headquarters are located in Santa Monica, California.  The Company is developing a location-based social networking and mobile advertising platform, which was released for use by the general public in September 2014.  The financial statements of Rowl, Inc. (which may be referred to as "Rowl," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company operates in a rapidly changing technological and digital entertainment market and its activities are subject to significant risks and uncertainties, including failing to secure additional funding to further exploit the Company’s current technology.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Significant estimates include, but are not limited to, recoverability of software development costs and long-lived assets, the valuation allowance related to deferred tax assets and the fair value of stock options, warrants and shares issued for non-cash consideration. It is reasonably possible that changes in estimates will occur in the near term.

Fair Value of Financial Instruments: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1	- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	- Include other inputs that are directly or indirectly observable in the marketplace.
Level 3	- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, other assets, accounts payable, and accrued expenses. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

Net Loss Per Share: The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. There were 45,749,500 and 28,886,500 warrants excluded and 23,078,000 and 17,100,000 stock options that were excluded from the calculation of diluted net loss per share for the years ended December 31, 2014 and 2013, respectively, because they were anti-dilutive.

Risks and Uncertainties: The Company has a limited operating history and has not generated revenue to date. The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions, including recession, downturn or otherwise, and could have a material adverse effect on the Company's financial condition and the results of its operations.

In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. Our company may be unable to compete successfully against these companies. The Company's industry is characterized by rapid changes in technology and market demands. As a result, the Company's products, services, and/or expertise may become obsolete and/or unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance our current products and services. Further, the Company's products and services must remain competitive with those of other companies with substantially greater resources.

Cash and Cash Equivalents: For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Software Development Costs: Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2014 and 2013, the Company had capitalized software development costs of $710,200, respectively, for the development of a location-based social networking mobile application.  During the years ended December 31, 2014 and 2013 the Company incurred research and development costs of $497,653 and $337,241, respectively.

Impairment of Long-Lived assets: The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the years ended December 31, 2014 and 2013. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Patents and Trademark: Patents and trademarks are recorded at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets once they are awarded. Patents have not yet been awarded.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. There was no revenue during each of the years ended December 31, 2014 and 2013.

Stock Based Compensation: The Company accounts for stock options issued to employees under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

In accordance with the guidance, an asset acquired in exchange for issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has accounted for certain issuances as other assets in the accompanying balance sheets.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Income Taxes: The Company applies ASC 740 “Income Taxes” (“ASC 740”).  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. At December 31, 2014 and 2013, the Company has established a full reserve against all deferred tax assets.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit.

Concentration of Credit Risk: The Company maintains its cash with a major financial institution located in the United States of America which it believes to be credit worthy.  Balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At times, the Company maintains balances in excess of the federally insured limits.

Equity Instruments Issued with Registration Rights Agreement: The Company accounts for these penalties as contingent liabilities, applying the accounting guidance of ASC 450 “Contingencies”. This accounting is consistent with views established in ASC 825 “Financial Instruments”. Accordingly, the Company recognizes damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock.  Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock.  Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date.  The Company did not meet the required Filing Date and the required effectiveness date passed.  Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement was declared effective by the SEC on February 14, 2014.  At December 31, 2014 and December 31, 2013, the Company had accrued $47,000 of estimated liquidated damages that it owes to the holders of the outstanding Series A Preferred stock.

Reclassifications: Certain items in the prior financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements: In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's financial statements.

In June 2014, the FASB issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, the Company adopted this standard as of June 30, 2014 and eliminated since inception information from our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Management is still in the process of assessing the impact of ASU 2014-15 on the Company’s financial statements.

The Financial Accounting Standards Board issues Accounting Standard Updates (“ASU”) to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to deplete working capital.

Management of the Company is actively seeking financing to continue the development of its location-based mobile platform and market its product and service as well as look for synergistic partners that can add value to the Company. The ability of the Company to continue as a going concern is dependent on its ability to obtain financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,
	2014	2013

Consulting and professional fees	$209,305	$124,296
Prepaid offering costs	-	77,676
Employee advances	51,643	-
Other	-	4,205
Total other current assets	$260,948	$206,177

NOTE 5 – FURNITURE AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Furniture and equipment consisted of the following:

	December 31,
	2014	2013

Furniture and equipment	$119,097	$43,245
Accumulated depreciation	(30,626)	(20,681)
Furniture and equipment, net	$88,471	$22,564

Depreciation expense for the years ended December 31, 2014 and 2013 was $9,945 and $8,440 respectively.

The Company released its mobile application on September 4, 2014 which prior to that date was in development. Upon the date of release to customers, the Company had capitalized $710,200 in costs. The software is being amortized over its estimated useful life of 3 years.

Software development costs consisted of the following:

	December 31,
	2014	2013

Software development costs	$710,200	$710,200
Accumulated amortization	(78,911)	-
Software development costs, net	$631,289	$710,200

Amortization expense for the years ended December 31, 2014 and 2013 was $78,911 and $0 respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2014	2013

Accrued salaries and related expenses	$110,093	$25,710
Accrued professional fees	-	33,875
Sublease deposit	13,553	-
Registration rights penalty	47,000	47,000
Other	12,987	-
Total Accrued Expenses	$183,633	$106,585

NOTE 7 – SETTLEMENT PAYABLE

In November 2011, the Company settled a legal dispute for the total amount of $275,000, of which $50,000 was paid on December 15, 2011 with the remainder payable in monthly installments of $6,250 through December 7, 2014.  At December 31, 2014 and 2013, the settlement payable amounted to $0 and $68,750, respectively.

NOTE 8 – PROVISION FOR INCOME TAXES

Income taxes (benefit) consisted of the following:

	Year Ended December 31,
	2014	2013
Current:
Federal	$-	$-
State	800	800
Deferred:
Federal	(3,254,000)	(706,000)
State	(558,000)	(201,000)

	(3,812,000)	(907,000)
Valuation allowance	3,812,000	907,000

	$800	$800

Income taxes are disproportionate to income due to net operating loss carryforwards, which are fully reserved. As of the balance sheet date, the Company has federal and state net operating loss carryforwards of approximately $8.8 million each, which will begin to expire in 2031 and 2033, respectively.  The tax benefit of such net operating losses is recorded as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not.  Based upon the Company’s short term historical operating performance, the Company has established a valuation allowance for any income tax benefit recorded for its net operating loss carryforwards.

The following is a summary of the significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Current deferred income tax assets:
Other	$69,000	$3,000

Non-current deferred income tax assets and liabilities:
Net operating loss carryforwards	3,514,000	2,370,000
Stock based compensation	229,000	54,000
Other	-	9,000
Accumulated depreciation of furniture and equipment	-	(286,000)
Less valuation allowance	(3,812,000)	(2,150,000)

Net non-current deferred tax assets	$-	$-

 The Company has applied the provision of FASB ASC 740, “Income Tax” which clarifies the accounting for uncertainty in tax positions. FASB ASC 740 requires the recognition of the impact of a tax position in the financial statements if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At December 31, 2014 and 2013, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2014 and 2013, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction.  The Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for years before 2011.  The Company currently is not under examination by any tax authority.

The reconciliation between the statutory income tax rate and the effective tax rate is as follows:

Statutory federal income tax rate	(34.0)%
States taxes	0.01
Stock based compensation	5.21
Other	0.23
Valuation reserve for income taxes	28.57
0.02%

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 2014 and 2013, the Company issued 1,272,005 and 1,933,886 shares of the Company’s common stock for consulting services, with a value of $314,005 and $407,143, respectively, based on the fair market value of the Company’s common stock on the date of grant.

During the year ended December 31, 2014 and 2013, the Company issued 226,996 and 638,463 shares of the Company’s common stock for software development services, with a value of $47,444 and $133,908, respectively, based on the fair market value of the Company’s common stock on the date of grant

During the year ended December 31, 2014 and 2013, the Company issued 0 and 898,200 shares of the Company’s common stock with a value of $0 and $186,736, respectively, for the settlement of accounts payable. In connection with the issuance of stock in 2013, a gain on settlement was recorded in the statement of operations for $4,735.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series.

The first series consists of 3,210,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared for the years ended December 31 2014 and 2013. In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock. Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.

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

On March 26, 2014 the Company designated 2,000,000 shares of preferred stock as Series B Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is entitled to the equivalent of one hundred (100) votes of Common Stock. The holders of Series B Preferred Stock are not entitled to dividends and do not receive liquidation preferences or conversion privileges.

On March 26, 2014, the Company issued to its officers 2,000,000 shares of preferred stock designated as series B Preferred Stock.  The fair value of the Series B Preferred Stock on the date of issuance was determined to be $2,000 and was recorded as officers’ compensation.

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

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock. Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock. Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date. The Company did not meet the required Filing Date and the required effectiveness date has already passed. Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement was declared effective by the SEC on February 14, 2014.  At December 31, 2014 and 2013, the Company accrued $47,000 of estimated liquidated damages that it owes to the holders of the outstanding Series A Preferred Stock.

Private Placements

In 2014, the Company raised $3,396,000 under a private placement which consisted of a unit made up of one (1) share of common stock and one (1) warrant with a term of five years and an exercise price of $0.50. Each unit was sold for $0.25. Accordingly, the Company issued 13,584,000 shares of common stock and a like amount of warrants. The warrants were valued at $546,733 using the Black-Scholes pricing model using the following range of inputs:

Risk-free interest rate	0.49 0.73%
Expected dividend yield	0%
Expected lives	2.5 years
Expected volatility	70%

In the third quarter of 2014, the Company opened a new private placement for the sale of common stock at $0.40 per share. The Company sold 62,500 shares of the Company’s common stock for $25,000.

During the year ended December 31, 2013, the Company raised $1,944,125 in a private placement for the issuance of units consisting of shares of common stock and warrants to purchase common stock. Each unit was sold for $0.25. Accordingly, the Company issued 7,776,500 shares of common stock and a like amount of warrants that vested immediately, had a term of five years, and an exercise price of $0.50. The warrants were valued at $322,317 using the Black-Scholes option pricing model.

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

During 2014, the Company granted 5,978,000 options to various employees. Each option had a life of five years, had exercise prices ranging from $0.10 to $0.40 and had vesting dates ranging from 2 to 3 years.  The Company valued the options using the Black-Scholes pricing model on the date of grant using the following range of inputs.

For the year ended December 31, 2014
Risk-free interest rate	0.11 – 0.14%
Expected dividend yield	0%
Expected lives	3.5 - 5 years
Expected volatility	70-100%

The total value of the options was issued during 2014 was $780,877 which will be recognized over the next three years as they vest.

The Company did not grant any stock options during the year ended December 31, 2013.

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company's employee stock options.

The expected term of employee stock options is calculated using the simplified method which takes into consideration the contractual and vesting terms of the options.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public company's common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for options granted is based on the Company's history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future

A summary of the Company’s stock options activity and related information is as follows:

		Weighted Average	Weighted Average Remaining Contractual
	Options	Price	Term	Exercisable
Outstanding at December 31, 2012	17,100,000	$0.034	7.33	7,800,000
Granted	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	-	-	-	-
Outstanding at December 31, 2013	17,100,000	$0.034	6.33	11,400,000

Granted	5,978,000	0.18	5.00
Exercised	-	-	-	-
Expired/Cancelled	(2,500,000)	0.10	4.65
Outstanding at December 31, 2014	20,578,000	$0.05	4.96	16,537,000

As of December 31, 2014, there was $378,010 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the next 2.75 years as follows: 2015 - $322,808, 2016 - $51,758, 2017 - $3,444

Subsequent to December 31, 2014, 450,000 options were forfeited, reducing future unrecognized compensation cost by approximately $61,000.

The following table sets forth additional information about stock options outstanding at December 31, 2014:

Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Options	Contractual	Exercise	Options
Prices	Outstanding	Life	Price	Exercisable
$ 0.025 - 0.40	20,578,000	5.13	$0.04	16,537,000

The estimated aggregate pretax intrinsic value (the difference between the Company’s estimated stock price on the last day of the period ended December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) is approximately $7,192,500. This amount changes based on the fair market value of the Company’s common stock.

During the years ended December 31, 2014 and 2013, stock based compensation from stock option included in selling general and administrative was $574,955 and $296,100, respectively. There was no stock option expense included in research and development costs.

Warrants

During the year ended December 31, 2013, the Company issued stock purchase warrants to investors in private placements for the right to purchase 7,776,500 shares of the Company’s common stock at $0.50 per share. The warrants vest immediately and have a term of five years from the date the warrants were issued. The warrants were valued at $322,317 using the Black-Scholes option pricing model. See above for related private placement information and valuation of warrants issued in connection therewith.

On March 11, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 350,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature a five (5) year term and vests as follows: (a) 50,000 shares on July 31, 2013, (b) 50,000 shares on October 31, 2013, and (c) 25,000 shares at the end of every three months starting on January 31, 2014. During the fourth quarter of 2014, the agreement was terminated and 175,000 warrants were forfeited. The warrants were valued quarterly based on the vesting requirements using the Black-Scholes pricing model.

On April 1, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 800,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature a five (5) year term and vests as follows: (a) 100,000 shares on July 31, 2013, (b) 100,000 shares on October 31, 2013, and (c) 60,000 shares at the end of every three months starting on January 31, 2014. The warrants were valued quarterly based on the vesting requirements using the Black-Scholes pricing model using the below range of inputs. Subsequent to year end, the agreement was terminated and 300,000 unvested warrants were forfeited.

On April 1, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 125,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature a five (5) year term and vests 12,500 shares at the end of every three months with the first tranche vesting on January 31, 2014. The warrants were valued quarterly based on the vesting requirements using the Black-Scholes pricing model using the below range of inputs. Subsequent to year end, the agreement was terminated and 62,500 unvested warrants were forfeted.

On July 1, 2013, the Company entered into a Software Development Agreement pursuant to which a warrant to purchase 60,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature a five (5) year term and vests as follows: (a) 10,000 shares on December 31, 2013, and (b) 5,000 shares at the end of every three months starting on April 1, 2014. The warrants were valued quarterly based on the vesting requirements using the Black-Scholes pricing model using the below range of inputs. Subsequent to year end, the agreement was terminated and 35,000 unvested warrants were forfeited.

On August 28, 2013, the Company entered into a Consulting Agreement pursuant to which a warrant to purchase 300,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature a five (5) year term and vested immediately. The warrants were valued at $23,400 using the Black-Scholes option pricing model.

On August 13, 2013, the Company entered into a Consulting Agreement pursuant to which a warrant to purchase 25,000 shares of the Company’s common stock at $0.25 per share was issued. The warrant has a cashless exercise feature a five (5) year term and vests 6,250 shares at the end of every three months starting December 1, 2013. The warrants were valued quarterly based on the vesting requirements using the Black-Scholes pricing model using the below range of inputs.

On February 1, 2014, the Company entered into a software development agreement pursuant to which it granted a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant has a five (5) year term and vests over three (3) years as follows (a) 20,000 shares after 6 months (b) remaining at the rate of 10,500 shares at the end of every three months, thereafter. The warrants were valued quarterly based on the vesting requirements using the Black-Scholes pricing model using the below range of inputs. The agreement was terminated in the third quarter of 2014 and accordingly, 105,000 unvested warrants were forfeited.

On July 22, 2014, the Company entered into a consulting agreement pursuant to which it granted warrants to purchase 2,664,000 shares of the Company’s common stock at an exercise price of $0.25. The warrants vested immediately and have a term of 10 years. The fair value of the warrants using the Black-Scholes model was determined to be $402,940 using the below range of inputs. The value of the agreement will be amortized to expense over the three-year term of the agreement. As of December 31, 2014 $59,322 was amortized to selling, general and administrative expense and $134,313 and $209,305 remained unamortized in other current assets and other assets, respectively in the accompanying balance sheets based on the short and long-term portion of the remaining amount.

.

On August 22, 2014, the Company entered into a marketing agreement pursuant to which it granted a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.25. The warrant has a term of 10 years and vests over 2 years, beginning in October 2014, as follows: (a) 250,000 upon execution of the agreement (b) remaining at the rate of 125,000 shares at the end of every four months, thereafter. The warrants are valued quarterly based on the vesting requirements using the Black-Scholes pricing model using the below range of inputs.

The assumptions used in the Black-Scholes option pricing model for warrants issued are as follows:

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Risk-free interest rate	0.46 - 1.89%	0.29 - 0.84%
Expected dividend yield	0%	0%
Expected lives	1.75 – 6.0years	2.5 - 3.5 years
Expected volatility	70-100%	70%

A summary of the Company’s warrant activity and related information is as follows:

		Weighted Average
	Warrants	Price
Outstanding at December 31, 2012	19,605,000	$0.36
Granted	9,436,500	0.46
Exercised	-	-
Expired/Cancelled	(175,000)	0.25
Outstanding at December 31, 2013	28,866,500	$0.39

Granted	17,373,000	0.45
Exercised	-	-
Expired/Cancelled	(490,000)	0.25
Outstanding at December 31, 2014	45,749,500	$0.41

As of December 31, 2014 and 2013, 44,564,500 and 27,822,750 warrants were vested.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the Company's minimum obligations in the event of no early termination under employment agreements as of December 31:

2015	$500,000
2016	104,000
$604,000

Lease Commitment

The Company leased two facilities in Santa Monica, California in 2014. The first facility is for two years, with monthly payments ranging from $4,386 to $4,517 which expires in May 2015. The Company has subleased this facility to a third party with lease payments equaling those that are owed by the Company. The second lease is a three (3) year three (3) month lease expiring in November 2017 and includes payments ranging from $10,345 to $11,305. The Company is required to pay additional amount for operating expenses under both these leases.

The following table summarizes the Company's future minimum commitment under lease agreement as of December 31, 2014, exclusive of sublease payments:

For the year ended December 31,	Minimum Commitment	Sublease Income	Net Minimum Commitment
2015	$143,000	$(18,000)	$125,000
2016	129,000	-	129,000
2017	122,000	-	122,000
Total	$394,000	$(18,000)	$376,000

Subsequent to year end, the Company entered into two new short-term leases and sub-leased its second facility in Santa Monica. See Note 12 for additional information. The effects of such are not included in the table above as they were signed subsequent to year end.

NOTE 11 – VENDOR SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

The Company has entered into arrangements with various professional service providers for amounts less than the liability recorded in accounts payable and/or contested invoices where the Company believed they were erroneously or incorrectly billed and a favorable outcome is probable.   As a result of these transactions, the Company recorded gain on settlement and forgiveness of debt of $106,229 and $4,735 for the years ended December 31, 2014 and 2013, respectively.

We are currently not involved in litigation that we believe will have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company, our common stock, or of our Company’s officers or directors in their capacities as such, in which an adverse decision is expected to have a material adverse effect.

NOTE 12 – SUBSEQUENT EVENTS

On January 8, 2015 the Company issued 200,000 shares of the Company’s common stock to an individual for consulting services. The Company will value the stock based on the fair market value on the date of issuance.

On March 1, 2015, the Company entered into a lease agreement for office space in Palos Verdes Estates, CA. The lease agreement is for one (1) year at $500 per month.

On March 2, 2015, the Company entered into a sublease agreement with a third party for its space at 501 Santa Monica Blvd # 601, Santa Monica, CA. The sublease agreement required a $25,000 deposit with the new tenant assuming all amounts due under the original lease until the termination of such lease. In connection therewith, the Company sold certain of its furniture and fixtures to the third party with a net book value of approximately $44,000 for $25,000. The Company expects to recognized a loss on the sale of these assets in the first quarter of 2015.

On March 13, 2015, the Company entered into a lease agreement for office space at 9595 Wilshire Blvd, Suite 900 Beverly Hills, CA 90212. The lease agreement is for one (1) year at $1,817 per month.

On March 2015, the Company entered into a convertible debt agreements totaling $250,000 with various individuals. The convertible debt incurs interest at a rate of 8% per annum, is due one year from the date of issuance, and is convertible into shares of the Company’s common stock at $0.25 per share.

During the first quarter of 2015 through April 15, 2015, the Company executed the following common stock transactions:

●	The sale of 112,500 shares of the Company’s common stock under a private placement at $0.40 per share for total proceeds of $45,000 to two investors.

In April 3, 2015, the company canceled advances of approximately $60,000 to one of its employees. Accordingly, the Company will record a loss of an equal amount in the second quarter of 2015.

On April 10, 2015 the Company invited Michael Portera and C. Edward Carter to join the Company's board of directors. Michael Portera is currently the Company's Director of Business Development. C. Edward Carter has, from time-to-time provided consulting and advisory services to the Company with respect to certain activities and specific projects.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 25, 2014, the Board of Directors of Rowl, Inc. dismissed its independent registered public accounting firm, Gumbiner Savett Inc. (“Gumbiner”).

The reports of Gumbiner on the financial statements of the Company as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the two years ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

During the Company’s two most recent years ended December 31, 2013 and 2012 and any subsequent interim periods through June 25, 2014, the date of dismissal, (a) there were no disagreements with Gumbiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gumbiner, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

On June 23, 2014, the Board of Directors of the Company engaged Hartley Moore Accountancy Corporation (“Hartley Moore”) as its new independent registered public accounting firm. During the two most recent years ended December 31, 2013 and 2012 and any subsequent interim periods through June 23, 2014, the date of engagement of Hartley Moore, neither the Company, nor someone on its behalf, has consulted Hartley Moore regarding:

-	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

-	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

There have been no disagreements with our auditor regarding accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the year ended December 31, 2014 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Based on that evaluation, our management concluded that as of December 31, 2014, our internal control over financial reporting was not effective due to the material weaknesses described above under “Disclosure Controls and Procedures.”

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Since
Fred E. Tannous	48	Co-Chairman of the Board, Chief Executive Officer, Chief Financial Officer	September 13, 2010
Bill Glaser	48	Co-Chairman of the Board, President	July 22, 2010

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

Code of Ethics

We have adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to Rowl, Inc. Attn: Human Resources, 501 Santa Monica Boulevard, Suite 601, Santa Monica, California 90401.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2014 and 2013 by our Chief Executive Officer (principal executive officer) our Chief Financial Officer (principal financial officer), and our President, the only executive officers of the Company who served these positions during  2014 and 2013.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Fred Tannous,	2014	$246,385	—	—	$-	—	—	$30,092	(2)	$276,477
CEO and CFO, Co-Chairman of the Board	2013	$190,000	—	—	$100,000-	—	—	$38,708	(3)	$328,708

Bill Glaser,	2014	$246,385	—	—	$-	—	—	$30,092	(2)	$276,477
President, Co-Chairman of the Board	2013	$190,000	—	—	$110,000	—	—	$38,708	(3)	$338,708

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation of these options can be found in Note 2 to our financial statements included herein.
(2)	Includes auto allowance expenses in the amount of $750 for a period of twelve months plus reimbursement for health insurance expenses in the amount of $700 for a period of twelve months, and accrued vacation paid in the amount of $12,692.
(3)	Includes auto allowance expenses in the amount of $750 for a period of twelve months plus reimbursement for health insurance expenses in the amount of $700 for a period of twelve months, and accrued vacation paid in the amount of $24,808.

Grants of Plan-Based Awards

There were no plan-based awards granted during the 2014 year to any named executive officer.

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

Outstanding Equity Awards as of December 31, 2014

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Fred E. Tannous	9,000,000	1,000,000	1,000,000	$0.025	9/12/2020	─	─	─	─
Bill Glaser	4,500,000	500,000	500,000	$0.025	8/3/2020	─	─	─	─

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock that are currently held by our directors and executive officers and each person who owns beneficially more than 5% of our outstanding common stock based on 80,521,713 shares of common stock outstanding on April 15, 2015.

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

	Number of Shares		Percent of Class:	Amount and Nature of Beneficial Ownership of Preferred	Percent of Preferred
Name of Shareholder	Common		Common	Stock	Stock
Directors and Named Executive Officers:
Fred E. Tannous	21,456,823	(1)	15.1%	1,000,000	19.6%
Bill Glaser	18,767,132	(2)	13.2%	1,000,000	19.6. %
Directors and executive officers as a group (2 persons)	38,001,732		28.3%	2,000,000	39.2%

Series A Preferred Shareholders	—		—	3,210,000	61.8%

5% Shareholders
Gene Reed	19,464,000	(3)	13.7%	—	—%

(1)	Includes 9,000,000 shares which can be acquired upon exercise of vested options within 60 days.
(2)	Includes 4,500,000 shares which can be acquired upon exercise of vested options within 60 days.
(3)	Includes 11,464,000 shares which can be acquired upon exercise of vested warrants within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None.

Director Independence

Our Board of Directors has determined that it currently has no members who qualify as “independent” as the term is defined by Nasdaq’s Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Gumbiner Savett Inc. served as our independent registered public accounting firm for our year ended December 31, 2013. For the year ended December 31, 2014 Hartley Moore Accountancy Corporation served as our independent registered public accounting firm. The following table shows the fees that were billed for audit and other services provided by this firm during the 2014 and 2013 years:

	Year Ended December 31,
	2014	2013
Audit Fees (1)	$50,653	$88,300
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	3,000
All Other Fees (4)	—	—
Total	$50,653	$91,300

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

 As we do not have an Audit Committee, the entire Board of Directors approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the year ended December 31, 2014 and 2013, all of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Board.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our financial statements for the years ended December 31, 2014 and 2013 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exh. No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (3)

3.2	Bylaws of Awesome Living (1)

3.3	Articles of Merger between GCC Merger Sub Corporation and Innolog Group Corporation (8)

4.1	Certificate of Designation of Preference, Rights and Limitations of Series A Preferred Stock (5)

4.2	Form of Warrant issued in Series A Preferred Stock Offering (5)

4.3	Form of Warrant to Purchase Common Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

4.4	Form of Warrant to Purchase Preferred Stock issued to Placement Agent in Series A Preferred Stock Offering (5)

4.5	Amended and Restated Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Stock (7)

4.6	Form of 2013 Warrant (10)

4.7	Form of PA Common Stock Warrant (10)

4.8	Certificate of Designation of Preference, Rights and Limitations of Series B Preferred Stock

4.9	Certificate of Designation of Preference, Rights and Limitations of Series B Preferred Stock as amended *

10.1	Employment Agreement between Bill Glaser and Awesome Living, dated August 3, 2010 (1)+

10.2	Employment Agreement between Fred E. Tannous and Awesome Living, dated September 13, 2010 (1)+

10.3	Consulting Agreement between Fred E. Tannous and Awesome Living, dated August 16, 2010 (1)+

10.4	Amended and Restated Merger Agreement between Galen Capital Corporation, Innolog Holdings Corporation, uKarma Corporation, and CGG Merger Sub Corporation, dated August 11, 2010 (2)

10.5	Amendment to Employment Agreement with Fred E. Tannous, dated March 15, 2011 (3)+

10.6	Amendment to Employment Agreement with Bill Glaser, dated March 15, 2011 (3)+

10.7	Master Service Agreement between Square One Solutions, Inc. and OverNear, Inc., dated July 15, 2011 (3)

10.8	Advisory Board Agreement between OverNear, Inc. and Chad Hahn, dated July 15, 2011 (3)

10.9	Amendment #2 to Employment Agreement with Fred E. Tannous, dated August 8, 2011 (4)+

10.10	Amendment #2 to Employment Agreement with Bill Glaser, dated August 8, 2011 (4)+

10.11	Form of Subscription Agreement in connection with Series A Preferred Stock and Warrant Offering (5)

10.12	Amendment #3 to Employment Agreement with Bill Glaser, dated August 19, 2013 (8)

10.13	Amendment #3 to Employment Agreement with Fred E. Tannous, dated August 19, 2013 (8)

10.14	Consulting Agreement between the Company and the Consultant, dated April 15, 2013 (9)

10.15	Advisory Board Agreement between the Company and the Advisor, dated April 11, 2013 (9)

10.16	Form of Subscription Agreement (9)

14.1	Code of Business Conduct and Ethics (6)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer and Principal Financial Officer *

Exh. No.	Exhibit Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

+Denotes a contract with management.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on November 9, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form 10, and incorporated herein by reference.
(3)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(4)	Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(5)	Filed on December 5, 2012 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)     Filed on December 15, 2011 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(7)	Filed on November 4, 2013 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on August 27, 2013 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(9)	Filed on May 20, 2013 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(10)	Filed on May 13, 2013 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROWL, INC.

Date: April 15, 2015	/s/ Fred E. Tannous
Fred E. Tannous, Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Fred E. Tannous	Chief Executive Officer, Chief Financial Officer,	April 15, 2015

Fred E. Tannous	Principal Accounting Officer and Co-Chairman of the Board

/s/ Bill Glaser	President and Co-Chairman of the Board	April 15, 2015
Bill Glaser

