Form 10-Q
period 2015-03-31
Rowl, Inc.
filed 2015-05-15
CIK 1500904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  ☐  Yes     ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

90,521,713 shares of the issuer’s common stock are issued and outstanding as of May 15, 2015

FORM 10-Q

Rowl, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROWL, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash	$123,136	$251,896
Other current assets	253,970	260,948
Total Current Assets	377,106	512,844

Furniture and equipment, net	38,581	88,471
Software development costs	572,106	631,289
Intangible assets	93,836	93,836
Other assets	239,460	293,293

Total Assets	$1,321,089	$1,619,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$99,724	$70,519
Accrued expenses	168,621	183,633
Convertible debt, net of discount	109,344	-
Total Current Liabilities	377,689	254,152

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value; 500,000,000 shares authorized; 80,521,713 and 80,125,728 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	80,522	80,126
Series A preferred stock, $0.001 par value; 50,000,000 shares authorized, 3,210,000 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,210	3,210
Series B preferred stock, $0.001 par value; 50,000,000 shares authorized, 2,000,000 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,000	2,000
Paid-in capital	12,521,264	12,042,516
Accumulated deficit	(11,663,596)	(10,762,271)
Total Stockholders' Equity	943,400	1,365,581

Total Liabilities and Stockholders’ Equity	$1,321,089	$1,619,733

The accompanying notes are an integral part of these condensed financial statements

ROWL, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2015	2014

Sales	$-	$-

Cost of Sales	-	-
Gross Profit	-	-

Selling, General and Administrative Expenses	817,238	703,957
Research and Development	57,775	130,071

Operating Loss	(875,013)	(834,028)

Other Income (Expense):
Interest expense	(1,226)	(380)
Interest expense - Amortization of debt discount	(9,344)	-
Loss on sale of assets	(19,316)	-
Other	3,574	-
Other Income (Expense), Net	(26,312)	(380)

Net Loss	$(901,325)	$(834,408)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)

Weighted average shares used in computing earnings per share – basic and diluted	80,471,965	68,763,812

The accompanying notes are an integral part of these condensed financial statements.

ROWL, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Cash Flow from Operating Activities:
Net loss	$(901,325)	$(834,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,574	1,613
Amortization of software development costs	59,183	-
Loss on sale of assets	19,316	-
Issuance/vesting of stock warrants for services	91,353	9,262
Issuance/vesting of common stock for services	125,168	62,448
Stock based compensation – stock options	112,975	72,231
Amortization of debt discounts	9,344	-
Issuance of Series B Preferred stock for officers’ compensation	-	2,000
Change in operating assets and liabilities:
Other assets	15,459	(24,146)
Accounts payable	29,205	(18,750)
Accrued expenses	(40,012)	30,916
Legal settlement payable	-	(18,750)
Net Cash Used in Operating Activities	(473,760)	(706,514)

Cash Flow from Investing Activities:
Proceeds from sale of assets	25,000	-
Purchase of equipment	-	(4,545)
Sub-lease deposits	25,000	-
Net Cash Provided by (Used in) Investing Activities	50,000	(4,545)

Cash Flow from Financing Activities:
Proceeds from private placement of common stock	45,000	1,426,000
Proceeds from convertible notes	250,000	-
Net Cash Provided by Financing Activities	295,000	1,426,000

Net (Decrease) Increase in Cash	(128,760)	714,941

Cash Balance at Beginning of Period	251,896	172,532
Cash Balance at End of Period	$123,136	$887,473
Supplemental Disclosures:
Interest Paid	$-	$380
Taxes Paid	$-	$-

Non-cash investing and financing activities:
Discount on convertible debts from beneficial conversion features	$150,000	$-

The accompanying notes are an integral part of these condensed financial statements.

ROWL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rowl, Inc. (“the Company”) was incorporated on July 22, 2010 in the State of Nevada as Awesome Living, Inc. On July 31, 2014 and June 20, 2011, the name of the corporation was changed to Rowl, Inc. and OverNear, Inc., respectively. The Company’s headquarters are located in Beverly Hills, California.  The Company is developing a location-based social networking and mobile advertising platform, which was released for use by the general public in September 2014.  The financial statements of Rowl, Inc. (which may be referred to as "Rowl," the "Company," "we," "us," or "our") are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company operates in a rapidly changing technological and digital entertainment market and its activities are subject to significant risks and uncertainties, including failing to secure additional funding to further exploit the Company’s current technology.

The condensed financial statements of the Company included herein are unaudited for the periods ended March 31, 2015 and March 31, 2014 have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the case of the condensed balance sheet as of December 31, 2014, have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014. The Company has assessed subsequent events through the date of filing of these condensed financial statements with the Securities and Exchange Commission and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

A summary of the Company's critical accounting policies are disclosed below. The Company's critical accounting policies are further described under the caption “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations and in more detail in the Company's 2014 Annual Report on Form 10-K.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Significant estimates include, but are not limited to, recoverability of software development costs and long-lived assets, the valuation allowance related to deferred tax assets and the fair value of stock options, warrants and shares issued for non-cash consideration. It is reasonably possible that changes in estimates will occur in the near term.

Software Development Costs - Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of March 31, 2015 and December 31, 2014, the Company had capitalized software development costs of $710,200, respectively, for the development of a location-based social networking mobile application.   During the three months ended March 31, 2015 and 2014, the Company incurred research and development costs of $57,775 and $130,071, respectively.

Impairment of Long-Lived assets - The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the three months ended March 31, 2015 and 2014. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Net Loss Per Share - The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options, warrants, and convertible debt using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive. There were 45,749,500 and 34,695,500 warrants, 20,078,000 and 17,100,000 stock options, and convertible notes convertible into approximately 1,000,000 and 0 shares, excluded for the three months ended March 31, 2015 and 2014, respectively, because they were anti-dilutive.

Beneficial Conversion Features - In certain instances, the Company entered into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded beneficial conversion feature (“BCF”) does not qualify for derivative treatment. In these instances, the Company accounts for the value of the BCF as a debt discount, which is then amortized to interest expense over the life of the related debt using the effective interest method.

Stock Based Compensation - The Company accounts for stock options issued to employees under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. In accordance with the guidance, an asset acquired in exchange for issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has accounted for certain issuances as other assets in the accompanying balance sheets.

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

Recent Accounting Pronouncements – In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03 Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. The Company is currently evaluating the expected impact of this new accounting standard on its financial statements.

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

Management of the Company is actively seeking financing to continue the marketing and development of its location-based mobile platform and market its product and service as well as look for synergistic partners that can add value to the Company. The ability of the Company to continue as a going concern is dependent on its ability to obtain financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The report from the Company’s independent registered public accounting firm related to the year ended December 31, 2014 states that there is substantial doubt about the Company’s ability to continue as a going concern. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 3 – FURNITURE AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

Furniture and Equipment consisted of the following:

	March 31,
	2015	December 31,
	(Unaudited)	2014

Furniture and equipment	$68,926	$119,097
Accumulated depreciation	(30,345)	(30,626)
Furniture and equipment, net	$38,581	$88,471

Depreciation expense for the three months ended March 31, 2015 and 2014 was $5,574 and $1,613, respectively.

During the three months ended March 31, 2015, the Company sold furniture and equipment with a gross value of $50,171 and a net book value as of the date of sale of $44,316 for $25,000. The Company recognized a loss on the sale of assets of $19,316 which is included in the accompanying statement of operations.

The Company released its mobile application on September 4, 2014 which prior to that date was in development. Upon the date of release to customers, the Company had capitalized $710,200 in costs. The software is being amortized over its estimated useful life of 3 years.

Software development costs consisted of the following:

	March 31,
	2015	December 31,
	(Unaudited)	2014

Software development costs	$710,200	$710,200
Accumulated amortization	(138,094)	(78,911)
Software development costs, net	$572,106	$631,289

Amortization expense for the three months ended March 31, 2015 and 2014 was $59,183 and $0, respectively.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,
	2015	December 31,
	(Unaudited)	2014

Accrued salaries and related expenses	$74,842	$110,093
Sublease deposits	38,553	13,553
Registration rights penalties	47,000	47,000
Other	8,226	12,987
Total accrued liabilities	$168,621	$183,633

NOTE 5 – CONVERTIBLE DEBT

During the three months ended March 31, 2015 the Company entered into convertible promissory notes with various investors totaling $250,000. The notes bear interest at a rate of 8% per annum, compounded annually, and have maturity dates one (1) year from the date of issuance. The notes along with convertible interest thereon, are convertible at the option of the holder into shares of the Company’s common stock at $0.25 per share.

The Company determined that there was a beneficial conversion feature as the conversion price of $0.25 was below the assessed fair value of the Company’s common stock of $0.40 on the dates of issuance. Accordingly, the Company recorded a debt discount of $150,000 related to the beneficial conversion feature which will be amortized over the term of the notes using the straight-line method as it approximates the effective interest method due to the short-term nature of the notes. The debt discount was computed as the difference between the fair value of the common stock issuable upon conversion of the convertible debt and the total price to convert based on the effective conversion price.

During the three months ended March 31, 2015, the Company amortized $9,344 of this discount and $140,656 remains to be amortized.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock.

During the three months ended March 31, 2015, the Company issued 283,485 shares of the Company’s common stock for consulting services, with a value of $113,394, based on the fair market value of the Company’s common stock on the date of grant.

During the three months ended March 31, 2015, prepaid consulting costs included in other assets in the accompanying balance sheet, stemming from the issuance of common stock in previous periods was amortized, resulting in a charge to expense of $10,774.

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

The first series consists of 3,210,000 shares and is designated as series A convertible preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board, dividends at an annual rate of 8% of the original purchase price of Series A Preferred Stock. No dividends were declared as of or for the three months ended March 31, 2015 and 2014.  In the event of any liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive the amount of $0.50 per share. Each share of Series A Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock could be converted.  Each share of Series A Preferred Stock is convertible at the option of the holder at any time after the date of issuance into equal number of shares of common stock. In addition, the Company shall have the right to convert the Series A Convertible Preferred Stock into shares of the Company’s common stock in its sole discretion at any time, at which time, such Series A Convertible Preferred Stock shall automatically and without any required action by any holder, be converted into 103% of fully paid, non-assessable shares of common stock. As of the date when these financial statements were available to be issued, no preferred shares had been converted to common stock.

On March 26, 2014 the Company designated 2,000,000 shares of preferred stock as Series B Preferred Stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is entitled to the equivalent of one hundred (100) votes of Common Stock. The holders of Series B Preferred Stock are not entitled to dividends and do not receive liquidation preferences or conversion privileges.

On March 26, 2014, the Company issued to its officers 2,000,000 shares of preferred stock designated as series B Preferred Stock.  The fair value of the Series B Preferred Stock on the date of issuance was determined to be $2,000 and was recorded as officers’ compensation.  Subsequent to March 31, 2015, 1,000,000 of these shares were returned to the Company and will be cancelled and retired to treasury, see Note 8.

In connection with the Company’s December 31, 2012 sale of $802,500 in units consisting of an aggregate of 3,210,000 shares of the Company’s Series A Preferred Stock and warrants to purchase an aggregate of 3,210,000 shares of the Company’s common stock, the Company was required to file a registration statement registering the shares of common stock.  Such Series A Preferred Stock were convertible into 3,210,000 shares of common stock.  Such registration statement was required to be filed within 60 days of the final closing date (the “Filing Date”) and to be declared effective by 150 days from the Filing Date.  The Company did not meet the required Filing Date and the required effectiveness date passed.  Pursuant to the registration rights agreement, if the registration statement was not filed on a timely basis or was not declared effective by the SEC for any reason on a timely basis, the Company was required to pay each investor monthly liquidated damages equal to 1.0% of the investment amount subscribed for by such investor (capped at 12%) until the registration statement is filed or declared effective, as the case may be. The Company’s registration statement was declared effective by the SEC on February 14, 2014.  At March 31, 2015 and December 31, 2014, the Company had accrued $47,000 of estimated liquidated damages that it will owe to the holders of the outstanding Series A Preferred stock.

Private Placement

In the third quarter of 2014, the Company opened a new private placement for the sale of common stock at $0.40 per share. During the three months ended March 31, 2015, the company sold 112,500 shares of the Company’s common stock to accredited investors for $45,000.

During the three months ended March 31, 2014, the Company issued 5,704,000 shares of the Company’s common stock to accredited investors in private placements. Total consideration from the issuance of common stock amounted to $1,426,000 for the period ended March 31, 2014.  The common stock issued included warrants with a fair value of $232,673.

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

During the three months ended March 31, 2015 and 2014, no stock options were issued. During the three months ended March 31, 2015, 478,000 options were forfeited and 20,100,000 remained outstanding. As of March 31, 2015 there were 16,650,000 options vested. Stock option expense for the three months ended March 31, 2015 and 2014 was $112,975 and $72,231, respectively.

Subsequent to March 31, 2015, 10,000,000 of these options were forfeited, see Note 8.

Warrants

During the three months ended March 31, 2015, no warrants were issued, and 125,000 vested per the terms of the related service contracts resulting a charge for services related to warrants of $57,775. Of this amount, $16,987 relates to development and $40,788 relates to promotional contracts. The Company revalued the vested warrants using the Black-Scholes option pricing model with the following range of inputs:

Risk-free interest rate	0.26 - 1.37%
Expected dividend yield	0%
Expected lives	1.5 - 5.4 years
Expected volatility	100%

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

During the three months ended March 31, 2015, prepaid consulting costs included in other assets in the accompanying balance sheet, stemming from the issuance of warrants in previous periods was amortized, resulting in a charge to expense of $33,578.

NOTE 7 – COMMITMENTS AND CONTIGENCIES

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

Subsequent to period end, the Company entered into a separation agreement with Mr. Tannous, see Note 8.

Lease Commitment

The Company leases two facilities in Santa Monica, California. The first facility is for two years, with monthly payments ranging from $4,386 to $4,517 which expires in May 2015. The Company has subleased this facility to a third party with lease payments equaling those that are owed by the Company. The second lease is a three (3) year three (3) month lease expiring in November 2017 and includes payments ranging from $10,345 to $11,305. Effective March 1, 2015, the Company has subleased this facility to a third party with lease payments equaling those that are owed by the Company. In addition, the Company received a $25,000 security deposit from the lessee. The Company is required to pay additional amount for operating expenses under both these leases, which is the responsibility of the lessees.

On March 1, 2015, the Company entered into a lease agreement for office space in Palos Verdes Estates, CA. The lease agreement is for one (1) year at $500 per month.

On March 13, 2015, the Company entered into a lease agreement for office space at 9595 Wilshire Blvd, Suite 900 Beverly Hills, CA 90212. The lease agreement is for one (1) year at $1,817 per month.

Legal Proceedings

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company executed the following common stock transactions:

●	On April 3, 2015, the company canceled advances of approximately $60,000 to one of its employees. Accordingly, the Company will record a charge to expense of an equal amount in the second quarter of 2015.

●	On April 6, 2015, the Company amended an agreement with one of it’s consultants. The original agreement dated July 22, 2014 was for three (3) years and included warrants to purchase 2,664,000 shares of common stock. The Company and the consultant agreed to amend the original agreement to add 500,000 common stock warrants which vest immediately, are exercisable at $0.40, and have a ten (10) year term. All other terms from the original agreement remained the same.

●	On April 10, 2015 the Company invited Michael Portera and C. Edward Carter to join the Company's board of directors. Michael Portera is currently the Company's Director of Business Development. C. Edward Carter has, from time-to-time provided consulting and advisory services to the Company with respect to certain activities and specific projects.

●	On April 28, 2015 the Company granted C. Edward Carter, Director, 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.40. The options vest quarterly over three (3) years. The initial term of Mr. Carter’s agreement is one year. In the event that the Director is not re-elected after the initial term, he will forfeit any unvested options.

●

On May 6, and effective April 30, 2015 the Company entered into a Separation Agreement with its former Chief Executive Officer and Chief Financial Officer Fred Tannous. As part of the agreement, Mr. Tannous waived all severance payments and commitments under his employment agreement as outlined in Note 7.  The Company agreed to pay Mr. Tannous $100 severance and concurrently entered into a six-month consulting agreement as described below. In addition, Mr. Tannous returned 1,000,000 shares of the Company’s Series B Preferred Stock which provided him substantial voting power, and the Company will cancel and retire these shares to treasury. Further, Mr. Tannous agreed to forfeit his 10,000,000 stock options, 9,000,000 of which were vested as of the separation date.

●	Concurrently with the separation agreement noted above, the Company entered into a consulting agreement with Fred Tannous. The agreement is for six months and calls for monthly payments of $10,000, and other rent and phone allowances that were paid for by the Company prior to the separation.

●	On May 6, 2015, the Company formed a wholly-owned subsidiary, Open Me Technologies, Inc. for the purpose of an asset purchase as described below.

●	On May 7, 2015, the Company appointed Michael Portera as the Treasurer of the Company.

●	On May 8, 2015, the Company’s wholly-owned subsidiary, Open Me Technologies, Inc. (“Buyer”) acquired all or substantially all of the assets of Open Me, Inc. (“Seller”) pursuant to an Asset Purchase Agreement by and among the Company, Buyer and Seller dated May 8, 2015 (the “Agreement”). The Company issued ten million (10,000,000) of its common stock to Seller as consideration for the purchase, and assumed certain liabilities of Seller. The Agreement provides for customary representations, warranties and indemnities of the parties. Twenty-five percent (25%) of the shares issued to Seller (2.5 million shares) were placed into a one-year third party escrow. Seller will receive the stock after one-year unless the Company or Buyer makes an indemnification claim during such time for breach by Seller of any of its representations, warranties or covenants in the Agreement (in which case the stock shall be held pending either (a) mutual agreement of the parties or (b) the date an of arbitration order resolving such dispute). The Agreement gives the Seller the right, but not the obligation, to also satisfy indemnity claims in cash. The indemnity has a $45,000 basket for many (but not all) claims, which must be met before the indemnity is triggered (and which then provides the indemnifying party must pay from the first dollar of losses). The indemnity cap for many (but not all) claims is the escrowed stock; and for certain other claims it is the aggregate shares issued to Seller. The Seller and certain of its principals agreed to a four (4) year non-compete. All of the shares issued to Seller are subject to a lock-up and leak-out arrangement. The lock-up prohibits sale or transfer of the shares until both (a) the shares have been held for one year and (b) the Company’s stock is then publically-traded on the NASDAQ, a regional or national stock exchange or on the OTC market. Once the lock-up expires, the shares may be sold subject to the following volume limitations (the leak-out period): the maximum number of shares that Seller and all of its stockholders may sell, in the aggregate, in each three (3) month period is that amount of the Company’s common stock equal to the greater of (x) one percent (1%) of the total number of outstanding shares of the Company’s common stock or (y) one percent (1%) of the average reported weekly trading volume for the Company’s common stock during the four (4) weeks preceding such sale. Additionally, and as an exception to the lock-up and leak-out restrictions, Seller and its shareholders were granted certain tag-along rights tied to sales of the Company’s common stock by Bill Glaser, the Company’s president.

●	On May 11, 2015 the Company invited and appointed Will Glaser to join the Company's board of directors. In consideration for joining the board of directors, the Company granted Mr. Glaser 2,000,000 options to purchase the Company’s common stock at an exercise price of $0.40. The options vest quarterly over three (3) years. To vest in all the options, Mr. Glaser must be reelected to the Board for three (3) terms of one (1) year each and fulfill each term.

●

Subsequent to March 31, 2015, the company entered into various convertible promissory notes totaling $145,000. The terms of the notes range from three (3) months to one (1) year, accrue interest at 8% compounded annually, and are convertible at $0.25 per share. Two (2) of these notes totaling $25,000 contain no warrants, one (1) note totaling $20,000 contains warrants exercisable at $0.25 to purchase 80,000 shares of common stock, and three (3) notes totaling $100,000 contain warrants exercisable at $0.25 to purchase 200,000 shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements as of, and for the quarterly periods ended, March 31, 2015 and 2014 and the related notes included therein. References to the “Company,” “we,” “our,” or “us” in this section refers to Rowl, Inc.

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. This information includes, without limitation, statements concerning the Company's future financial position and results of operations, planned expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth in this Quarterly Report on Form 10-Q, the specific risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's condensed financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Following the transfer of our assets into Awesome Living, Inc., we made a decision to change the focus of our business from personal health and wellness products to developing a location-based social networking and mobile advertising platform.  On June 20, 2011, we changed our name from Awesome Living, Inc. to OverNear,, Inc. and subsequently, on July 31, 2014, we changed our name from OverNear, Inc. to Rowl, Inc. to better reflect our new business, and operate with a focus on developing a location-based social networking and mobile advertising platform.  To date, we have generated no revenues from our planned social networking and mobile advertising service.  Our limited history of operations makes prediction of future operating results difficult, and we believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

On May 8, 2015, the Company’s newly formed wholly-owned subsidiary, Open Me Technologies, Inc. (“Buyer”) acquired all or substantially all of the assets of Open Me, Inc. (“Seller”) pursuant to an Asset Purchase Agreement by and among the Company, Buyer and Seller dated May 8, 2015 (the “Agreement”).  The Company issued ten million (10,000,000) of its common stock to Seller as consideration for the purchase, and assumed certain liabilities of Seller.  The Agreement provides for customary representations, warranties and indemnities of the parties.  Twenty-five percent (25%) of the shares issued to Seller (2.5 million shares) were placed into a one-year third party escrow.  Seller will receive the stock after one-year unless the Company or Buyer makes an indemnification claim during such time for breach by Seller of any of its representations, warranties or covenants in the Agreement (in which case the stock shall be held pending either (a) mutual agreement of the parties or (b) the date an of arbitration order resolving such dispute).  The Agreement gives the Seller the right, but not the obligation, to also satisfy indemnity claims in cash.  The indemnity has a $45,000 basket for many (but not all) claims, which must be met before the indemnity is triggered (and which then provides the indemnifying party must pay from the first dollar of losses).  The indemnity cap for many (but not all) claims is the escrowed stock; and for certain other claims it is the aggregate shares issued to Seller.  The Seller and certain of its principals agreed to a four (4) year non-compete. All of the shares issued to Seller are subject to a lock-up and leak-out arrangement. The lock-up prohibits sale or transfer of the shares until both (a) the shares have been held for one year and (b) the Company’s stock is then publically-traded on the NASDAQ, a regional or national stock exchange or on the OTC market.  Once the lock-up expires, the shares may be sold subject to the following volume limitations (the leak-out period): the maximum number of shares that Seller and all of its stockholders may sell, in the aggregate, in each three (3) month period is that amount of the Company’s common stock equal to the greater of (x) one percent (1%) of the total number of outstanding shares of the Company’s common stock or (y) one percent (1%) of the average reported weekly trading volume for the Company’s common stock during the four (4) weeks preceding such sale.  Additionally, and as an exception to the lock-up and leak-out restrictions, Seller and its shareholders were granted certain tag-along rights tied to sales of the Company’s common stock by Bill Glaser, the Company’s president.

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

The following accounting policies, which are also described in Note 1 to our financial statements, are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Significant estimates include, but are not limited to, recoverability of software development costs and long-lived assets, the valuation allowance related to deferred tax assets and the fair value of stock options, warrants and shares issued for non-cash consideration. It is reasonably possible that changes in estimates will occur in the near term.

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

Impairment of Long-Lived assets - The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed.

Net Loss Per Share - The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options, warrants, and convertible debt using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

Beneficial Conversion Features - In certain instances, the Company entered into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded beneficial conversion feature (“BCF”) does not qualify for derivative treatment. In these instances, the Company accounts for the value of the BCF as a debt discount, which is then amortized to interest expense over the life of the related debt using the effective interest method.

Stock Based Compensation - The Company accounts for stock options issued to employees under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model. In accordance with the guidance, an asset acquired in exchange for issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has accounted for certain issuances as other assets in the accompanying balance sheets.

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

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

Results of Continuing Operations

Following are the results of the Company's operations for the three months ended March 31, 2015 and 2014.

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Selling, General and Administrative (SGA) expenses - During the first quarter of 2015, our total SGA expenses were $817,238, while total SGA expenses during the first quarter of 2014 were $703,957, representing an increase of approximately 16.1%.  The increase in SGA costs is primarily attributable to increases of approximately $59,200 related to the amortization of software, $36,600 for consulting services, $21,000 for employee health insurance, $40,700 in stock option compensation, net of reductions of approximately $32,100 in professional services, and $19,700 in travel.

Research and development - During the first quarter of 2015, our research and development expenses were $57,775 compared to $130,071 in the first quarter of 2014, representing a decrease of approximately 55.6%. The reduction in research and development is primarily due to the higher costs incurred during the first quarter of 2014 prior to the launch of the Company’s location-based social networking platform in September 2014. In addition, the Company started reducing not mandatory expenses in the first quarter of 2015 in order to preserve working capital.

Net Loss - We had a net loss of $901,325 during the first quarter of 2015 compared to a net loss of $834,108 during the first quarter of 2014. The increase in net loss is due increase in SGA, net of reductions in research and development a described above as well as increases related to the loss on sale of assets of approximately $19,300 and amortization of beneficial conversion feature debt discounts of approximately $9,300. The sale of assets was completed in conjuncture with the sublease of one of the Company’s locations in Santa Monica. The amortization of debt discounts stems from convertible promissory notes that contained beneficial conversion features. There were no such notes in the first quarter of 2014.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $473,760 for the three months ended March 31, 2015 while net cash used in operating activities was $706,514 for the three months ended March 31, 2014. The decrease in cash used in operating activities is due primarily to an increase in stock based compensation, issuance/vesting of stock warrants, common stock for services, and software amortization that are included in net loss, but added-back for cash flow purposes. These not cash items totaled $421,913 for the three months ended March 31, 2015 compared to $147,554 in the comparable period in 2014.

Cash Flows from Investing Activities

Net cash provided by in investing activities was $50,000 for the three months ended March 31, 2015 while net cash used in investing activities was $4,545 for the three months ended March 31, 2014. The increase in cash provided by investing activities is primarily due to the sale of furniture and equipment for $25,000 and the receipt of a sub-lease deposit of $25,000. In the first quarter of 2014 the only use of funds for investing activities was for the purchase of equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $295,000 for the three months ended March 31, 2015 compared to $1,426,000 provided during the three months ended March 31, 2014. This decrease was due to a decrease in proceeds from the issuance of our securities in private placement offerings of $1,381,000, net of proceeds of $250,000 for convertible promissory notes which were not present during 2014.

CAPITAL RESOURCES

As of March 31, 2015, we had negative working capital of $1,000.  Subsequent to March 31, 2015, we raised an additional $145,000 from various convertible notes, as disclosed in Note 8 in the accompanying financial statements. There is no guarantee that we will be able to meet current working capital needs if we do not receive additional infusions of cash through loans, stock sales, revenues, or other sources. We expect to incur substantial losses over the next year. As of March 31, 2015, we had cash of $123,136.

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

Management of the Company is actively seeking financing to continue the marketing and development of its location-based mobile platform and market its product and service as well as look for synergistic partners that can add value to the Company. The ability of the Company to continue as a going concern is dependent on its ability to obtain financing arrangements and the success of its future operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. The financial statements do not include any adjustments that might result from these uncertainties.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) (“CEO”) and Chief Financial Officer (principal financial officer) (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed by the Company in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, due to the material weaknesses described below.

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

To address these material weaknesses, management performed additional analyses and other procedures during the quarter ended March 31, 2015 to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the company sold 112,500 shares of the Company’s common stock to accredited investors for $45,000.

During the three months ended March 31, 2015, the Company issued 283,485 shares of the Company’s common stock for consulting services, with a value of $113,394, based on the fair market value of the Company’s common stock on the date of grant.

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

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2015.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On April 10, 2015, the Company appointed Michael Portera and C. Edward Carter to the Company's board of directors. On April 28, 2015, in connection with becoming a Director, the Company granted Mr. Carter a stock option to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.40, which vests quarterly in equal installments over three (3) years. On May 7, 2015, the Company appointed Mr. Portera as the Treasurer of the Company.

On May 6, and effective April 30, 2015, the Company entered into a Separation Agreement with its former Chief Executive Officer and Chief Financial Officer, Fred Tannous. As part of the agreement, the Company agreed to pay Mr. Tannous $100 severance and Mr. Tannous waived all severance payments and commitments under his employment agreement. In connection with his resignation, Mr. Tannous returned, and the Company will cancel and retire 1,000,000 shares of the Company’s Series B Preferred Stock which provided Mr. Tannous with substantial voting power. Mr. Tannous further agreed to forfeit his 10,000,000 stock options, 9,000,000 of which were vested as of the separation date. Concurrently with the separation agreement noted above, the Company entered into a consulting agreement with Mr. Tannous for a term of six months, which provides for monthly payments of $10,000, and other rent and phone allowances that were paid for by the Company prior to the separation.

On May 12, 2015, the Company appointed Will Glaser to the Company's board of directors, effective May 11, 2015.  On May 11, 2015, in connection with becoming a Director, the Company granted Mr. Glaser a stock option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.40, which vests quarterly in equal installments over three (3) years.

Item 6.  Exhibits

Exhibit No.	Exhibit Description

2.1	Contribution Agreement between uKarma and Awesome Living (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws of Awesome Living (1)

31.1	Section 302 Certification by the Registrant’s Principal Executive Officer *

31.2	Section 302 Certification by the Registrant’s Principal Financial Officer *

32.1	Section 906 Certification by the Registrant’s Principal Executive Officer **

32.2	Section 906 Certification by the Registrant’s Principal Financial Officer **

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

* Filed herewith.

** Furnished herewith.

(1)	Filed on September 15, 2010 as an exhibit to our Registration Statement on Form 10, and incorporated herein by reference.
(2)	Filed on August 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(3)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROWL, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ Bill Glaser
Bill Glaser
President
(Principal Executive Officer)

ROWL, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ Michael Portera
Michael Portera
Treasurer
(Principal Financial & Accounting Officer)

